Form 10-Q
period 2012-06-30
ICON Oil & Gas Fund-A L.P.
filed 2012-08-24
CIK 1529692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2012

or
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number	333-177051-03

ICON OIL & GAS FUND-A L.P.
(Exact name of registrant as specified in its charter)

Delaware	45-3053605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

427 South Boston Avenue, Suite 703, Tulsa, Oklahoma	74103
(Address of principal executive offices)	(Zip code)

(212) 418-4700
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ ] Yes     [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] Yes     [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,’’ “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]     Accelerated filer [  ]     Non-accelerated filer [ ] (Do not check if a smaller reporting company)    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes   [X] No

Number of outstanding limited partner interests and investor general partner interests of the registrant on August 24, 2012 is 1 and 0, respectively.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

ICON Oil & Gas Fund-A L.P.
(A Delaware Limited Partnership)
Balance Sheets

Assets

	June 30, 2012 (unaudited)	December 31, 2011

Cash	$1,001	$1,001

Total Assets	$1,001	$1,001
Partners’ Equity

Partners’ Equity:
Limited Partner	$1,000	$1,000
Managing General Partner	1	1

Total Partners’ Equity	$1,001	$1,001

See Accompanying Notes to Balance Sheets.

ICON Oil & Gas Fund-A L.P.
(A Delaware Limited Partnership)
Notes to Balance Sheets
June 30, 2012
(unaudited)
(1)  Description of Business

ICON Oil & Gas Fund-A L.P. (the “Partnership”) was formed on May 9, 2011 as a Delaware limited partnership. ICON Oil & Gas GP, LLC, a Delaware limited liability company (the “Managing GP”), is the managing general partner for the Partnership. The Partnership is offering investor general partner and limited partner interests on a “best efforts” basis with the intention of raising up to $200,000,000 of capital. Upon raising a minimum of $2,000,000, investors will be admitted and the Partnership will commence operations.

The Partnership’s primary investment objectives are to (i) generate revenue from the production and sale of oil and natural gas, (ii) distribute cash to investors, and (iii) provide investors with tax benefits in the year that the offering commences and in future years. The proceeds from the sale of the Partnership’s interests (the “Interests”) will be used to invest primarily in oil and liquids-rich natural gas development wells, principally “fluid management” projects, where hydrocarbons are known to be present, located in the Mid-Continent region of the United States, with the potential investment in properties located within other types of projects and/or in other geographic areas that the Partnership may, from time to time, identify as prospective.

The Partnership’s fiscal year ends on December 31.

(2)  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying balance sheets of the Partnership have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. The accompanying balance sheets should be read in conjuction with the balance sheet and notes thereto as of December 31, 2011 included in the Partership's Prospectus, which was filed with the SEC on July 11, 2012. As the Partnership had no operations as of June 30, 2012, no statements of operations, changes in equity or cash flows are presented.

Cash and Cash Equivalents

The Partnership’s cash is held at one financial institution and at times may exceed insured limits. The Partnership periodically evaluates the creditworthiness of this institution and has not experienced any losses on such deposits. The Partnership did not have any cash equivalents at June 30, 2012.

Deferred Charges

The costs of organizing the Partnership and offering the Interests will be recorded as a reduction of equity over the estimated offering period, which period will not exceed two years from the effective date of the offering. Following the effective date of the offering, the unamortized balance of these costs, if any, will be reflected in the balance sheets as deferred charges, net. Organizational and offering costs include (i) the dealer-manager fee, (ii) sales commissions and (iii) other costs related to the organization of the Partnership and the offering of the Interests.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheets. Actual results could differ from those estimates.

ICON Oil & Gas Fund-A L.P.
(A Delaware Limited Partnership)
Notes to Balance Sheets
 June 30, 2012
(unaudited)

(2)  Summary of Significant Accounting Policies - continued

Oil and Gas Properties

The Partnership will use the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells will be capitalized. Costs are transferred to proved properties when it has been determined that proved reserves have been found. If wells are determined to be commercially unsuccessful or dry holes, the applicable, previously capitalized costs are expensed in the period such determination is made. Depreciation and depletion will be computed on a field-by-field basis by the unit-of-production method based on periodic estimates of oil and gas reserves. Undeveloped leaseholds and proved properties will be assessed for impairment periodically or whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. Proved properties will be assessed based on estimates of future cash flows. Costs incurred to operate and maintain wells and equipment and to lift oil and natural gas to the surface are expensed as incurred.

Production Revenues

The Managing GP and the investors in the Partnership will share in all of the Partnership’s production revenues in the same percentage as their respective capital contribution bears to the Partnership’s total net capital contributions, except that the Managing GP will receive an additional 10% of the Partnership’s production revenues.

Proceeds from the Sale of Wells/Leases

If a well is sold, the portion of the sales proceeds allocated to the Partnership will be allocated among the Managing GP and the investors in the Partnership in accordance with the sharing ratio utilized for the allocation of production revenues.

Equipment Proceeds

Proceeds from the sale or other disposition of equipment used to drill and complete the Partnership’s wells will be credited to the Managing GP and the investors in the Partnership in accordance with the sharing ratio utilized for the allocation of production revenues.

   Income Tax

The Partnership is taxed as a partnership for federal and State income tax purposes. No provision for income taxes has been recorded since the liability for such taxes is that of each of the partners rather than the Partnership. The Partnership’s income tax returns will be subject to examination by the federal and State taxing authorities, and changes, if any, could adjust the individual income tax of the partners.

(3)  Participation in Costs and Revenues

The Managing GP and investors in the Partnership will participate in certain costs (in excess of cumulative revenues) and revenues (in excess of cumulative costs), after deducting from the Partnership’s gross revenue the landowners' royalties and any other lease burdens.  Following the Managing GP’s capital contribution equal to 1% of the total investor capital contributions (net of organizational and offering costs and the management fee), the Managing GP and investors in the Partnership will participate in costs and revenues as follows:

ICON Oil & Gas Fund-A L.P.
(A Delaware Limited Partnership)
Notes to Balance Sheets
 June 30, 2012
(unaudited)

   (3)  Participation in Costs and Revenues – continued

•	Drilling, equipment, lease and organizational and offering costs will be charged 1% to the Managing GP and 99% to the investors.

•  Administrative, direct and other costs will be charged 11% to the Managing GP and 89% to the investors. (1)

•	Production revenues and other proceeds will be credited 11% to the Managing GP and 89% to the investors.

(1)
Production revenue otherwise allocable between the investors and the Managing GP is intended to be used to pay these costs. If, however, these costs exceed the Partnership’s production revenue, then in any given year the investors and the Managing GP may bear a percentage of these costs that differs from their share of the production revenue in that year, which share may vary from year to year under the Partnership’s limited partnership agreement. Other such costs also include the plugging and abandonment costs of the wells after their economic reserves have been produced and depleted. If the Managing GP pays for any portion of any of these costs, the Managing GP will receive a share of the Partnership’s revenues in the same percentage as such costs are paid by the Managing GP.

   (4)  Capital Contributions

The Managing GP has made an initial capital contribution of $1 to the Partnership. In addition, ICON Investment Group, LLC made an initial capital contribution of $1,000 to the Partnership and was admitted as a limited partner on September 19, 2011.

(5)  Oil and Gas Operations

The Partnership expects to partner with one or more oil and gas operators, in each case, subject to a participation agreement. Each participation agreement is generally expected to provide that the related operator will conduct and direct, and have full control of, all operations with respect to specified oil and natural gas prospects within one or more projects. Each participation agreement is expected to continue in force so long as any of the oil and natural gas leases subject to such participation agreement remain or are continued in force as to the projects, whether by production, extension, renewal or otherwise.

The operators will receive compensation, at competitive rates, for drilling and completing the Partnership’s wells pursuant to the related participation agreement. When the Partnership’s wells begin producing oil and/or natural gas in commercial quantities, the related operators may receive any or all of the following: (i) compensation equal to a percentage of certain costs, (ii) reimbursement at actual cost for all direct expenses incurred by the operator on behalf of the Partnership, (iii) well supervisory fees, at competitive rates, for maintaining and operating the wells during operations, and (iv) gathering fees, at competitive rates, for their services in gathering and transporting the Partnership’s oil and/or natural gas production.

(6)  Transactions with Related Parties

Pursuant to the terms of an administration agreement, the Partnership has engaged an affiliate, ICON Capital Corp., a Delaware corporation (“ICON Capital”), to, among other things, provide the Partnership with facilities, investor relations and administrative support. ICON Securities Corp. (“ICON Securities”), which is an affiliate of the Managing GP, will act as the dealer-manager for the offering of the Interests.

The Partnership has entered into certain agreements with the Managing GP and ICON Securities, whereby the Partnership pays certain fees and reimbursements to these parties as follows:

ICON Oil & Gas Fund-A L.P.
(A Delaware Limited Partnership)
Notes to Balance Sheets
June 30, 2012
(unaudited)

   (6)  Transactions with Related Parties - continued

•	ICON Securities is entitled to receive a 3% dealer-manager fee from the gross offering proceeds from the sale of the Interests.

•	The selling dealers are entitled to receive a sales commission of up to 7% of the gross offering proceeds, which sales commissions may be subject to reduction for certain large purchases of Interests.

•
The Managing GP will receive a management fee from the Partnership equal to 15% of gross offering proceeds less the sum of (i) the dealer-manager fee, (ii) all sales commissions, and (iii) all organizational and offering costs.

•
The Partnership will reimburse the Managing GP and its affiliates for their (i) administrative costs, (ii) direct costs, and (iii) other costs incurred on behalf of the Partnership in drilling and maintaining its wells.

The Managing GP will receive a share of the Partnership’s revenues. The Managing GP’s revenue share will be in the same percentage that its capital contribution bears to the total capital contributions, plus an additional 10% of the Partnership’s revenues. The Managing GP will make a minimum capital contribution at least equal to 1% of total investor capital contributions (net of organizational and offering costs and the management fee). In addition, the Managing GP and its affiliates will be reimbursed for organizational and offering expenses incurred in connection with the Partnership’s organization and offering of the Interests and administrative expenses incurred in connection with the Partnership’s operations.

Administrative expense reimbursements are costs incurred by the Managing GP or its affiliates that are necessary to the Partnership’s operations. These costs include the Managing GP’s and its affiliates’ legal, accounting, investor relations and operations personnel, as well as professional fees and other costs that are charged to the Partnership, based upon the percentage of time such personnel dedicate to the Partnership. Excluded are salaries and related costs, office rent, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Managing GP.

   (7)  Subsequent Event

The Partnership’s Registration Statement on Form S-1, as amended, was declared effective by the SEC on July 10, 2012.

Item 2. Managing General Partner’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read together with our unaudited balance sheet and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Prospectus, dated July 10, 2012, which was filed with the Securities and Exchange Commission ("SEC") on July 11, 2012.  This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON Oil & Gas Fund-A L.P.

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events. They are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

We are a newly organized oil and gas drilling fund whose primary investment objectives are to (i) generate revenue from the production and sale of oil and natural gas, (ii) distribute cash to investors, and (iii) provide investors with tax benefits in the year that the offering commences and in future years. The proceeds from the sale of the Interests will be used to invest primarily in oil and liquids-rich natural gas development wells, principally “fluid management” projects, where hydrocarbons are known to be present, located in the Mid-Continent region of the United States, with the potential investment in properties located within other types of projects and/or in other geographic areas that we may, from time to time, identify as prospective. A development well is a well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

Operations

As of June 30, 2012, we had no operations and had not made any investments. We will commence operations following receipt and acceptance of subscriptions for 200 Interests and the admission of subscribers as limited partners or investor general partners.

 Subsequent Event

Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on July 10, 2012.

Liquidity and Capital Resources

Summary

As of June 30, 2012, we had $1,001 in cash.

As we sell Interests, we will experience a relative increase in liquidity as cash is received and then, a relative decrease in liquidity as cash is expended to make investments.

However, unanticipated or greater than anticipated operating costs or losses would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by operating and financing activities. Our Managing GP does not intend to fund any cash flow deficit of ours or provide other financial assistance to us, except as may be described in our Prospectus, dated July 10, 2012, which was filed with the SEC on July 11, 2012.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

None.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2012, our Managing GP carried out an evaluation, under the supervision and with the participation of the management of our Managing GP, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing GP’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing GP’s disclosure controls and procedures were effective.

In designing and evaluating our Managing GP’s disclosure controls and procedures, our Managing GP recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our Managing GP’s disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Prospectus, dated July 10, 2012, which was filed with the SEC on July 11, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2011, we were capitalized with the issuance to (i) ICON Oil & Gas GP, LLC of a managing general partnership interest for a purchase price of $1.00 and (ii) ICON Investment Group, LLC of one (1) Interest for a purchase price of $1,000. These partnership interests were purchased for investment and for the purpose of organizing us. We issued the partnership interests in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on July 10, 2012 (SEC File No. 333-177051).  Our offering period commenced on July 10, 2012 and will end no earlier than December 31, 2012.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

      Not applicable.

Item 6. Exhibits

3.1
Certificate of Limited Partnership of ICON Oil & Gas Fund-A L.P. filed with the Delaware Secretary of State (Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 filed with the SEC on September 28, 2011 (File No. 333-177051)).

4.1
Form of Limited Partnership Agreement of Registrant (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-1 filed with the SEC on September 28, 2011 (File No. 333-177051)).

10.1	Form of Participation Agreement (Incorporated by reference to Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 filed with the SEC on September 28, 2011 (File No. 333-177051)).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer.

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICON Oil & Gas Fund-A L.P.
(Registrant)

By: ICON Oil & Gas GP, LLC
      (Managing General Partner of the Registrant)

August 24, 2012

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Nicholas Sinigaglia
Nicholas Sinigaglia
Managing Director (Principal Financial and Accounting Officer)

10