Form 10-Q
period 2012-09-30
ICON Oil & Gas Fund-A L.P.
filed 2012-10-11
CIK 1529692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2012

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number	333-177051-03

ICON OIL & GAS FUND-A L.P.
(Exact name of registrant as specified in its charter)

Delaware	45-3053605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

427 South Boston Avenue, Suite 703, Tulsa, Oklahoma	74103
(Address of principal executive offices)	(Zip code)

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

[X] Yes     [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes     [  ] No

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

[  ] Yes   [X] No

Number of outstanding limited partner interests and investor general partner interests of the registrant on October 11, 2012 is 1 and 0, respectively.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ICON Oil & Gas Fund-A L.P.
(A Delaware Limited Partnership)
Balance Sheets

Assets
September 30, 2012
	(unaudited)	December 31, 2011
Cash	$ 1,001	$ 1,001

Total Assets	$ 1,001	$ 1,001

Partners' Equity

Partners’ Equity:
Limited Partner	$ 1,000	$ 1,000
Managing General Partner	1	1

Total Partners’ Equity	$ 1,001	$ 1,001

See Accompanying Notes to Balance Sheets

ICON Oil & Gas Fund-A L.P.

(A Delaware Limited Partnership)

Notes to Balance Sheets

September 30, 2012

(unaudited)

1)  Description of Business

ICON Oil & Gas Fund-A L.P. (the “Partnership”) was formed on May 9, 2011 as a Delaware limited partnership. ICON Oil & Gas GP, LLC, a Delaware limited liability company (the “Managing GP”), is the managing general partner for the Partnership. The Partnership is offering investor general partner and limited partner interests (collectively, the “Interests”) on a “best efforts” basis with the intention of raising up to $200,000,000 of capital. Upon raising a minimum of $2,000,000, investors will be admitted and the Partnership will commence operations. The Partnership’s Registration Statement on Form S-1, as amended, was declared effective by the SEC on July 10, 2012.

The Partnership’s primary investment objectives are to (i) generate revenue from the production and sale of oil and natural gas, (ii) distribute cash to investors, and (iii) provide investors with tax benefits in the year that the offering commences and in future years. The proceeds from the sale of Interests will be used to invest primarily in oil and liquids-rich natural gas development wells, principally “fluid management” projects, where hydrocarbons are known to be present, located in the Mid-Continent region of the United States, with the potential investment in properties located within other types of projects and/or in other geographic areas that the Partnership may, from time to time, identify as prospective.

The Partnership’s fiscal year ends on December 31.

2)  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying balance sheets of the Partnership have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. The accompanying balance sheets should be read in conjuction with the balance sheet and notes thereto as of December 31, 2011 included in the Partership's Prospectus, which was filed with the SEC on July 11, 2012. As the Partnership had no operations as of September 30, 2012, no statements of operations, changes in equity or cash flows are presented.

Cash and Cash Equivalents

The Partnership’s cash is held at one financial institution and at times may exceed insured limits. The Partnership periodically evaluates the creditworthiness of this institution and has not experienced any losses on such deposits. The Partnership did not have any cash equivalents at September 30, 2012.

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

September 30, 2012

(unaudited)

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

3)  Participation in Costs and Revenues

The Managing GP and investors in the Partnership will participate in certain costs (in excess of cumulative revenues) and revenues (in excess of cumulative costs), after deducting from the Partnership’s gross revenue the landowners' royalties and any other lease burdens.  Following the Managing GP’s capital contribution equal to 1% of the total investor capital contributions, the Managing GP and investors in the Partnership will participate in costs and revenues as follows:

•      Drilling, equipment, lease and organizational and offering costs will be charged 1% to the Managing GP and 99%

ICON Oil & Gas Fund-A L.P.

(A Delaware Limited Partnership)

Notes to Balance Sheets

September 30, 2012

(unaudited)

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

4)  Capital Contributions

The Managing GP has made an initial capital contribution of $1 to the Partnership. In addition, ICON Investment Group, LLC made an initial capital contribution of $1,000 to the Partnership and was admitted as a limited partner on September 19, 2011.

5)  Oil and Gas Operations

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

6)  Transactions with Related Parties

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

The Partnership has entered into certain agreements with the Managing GP, ICON Capital and ICON Securities, whereby the Partnership pays certain fees and reimbursements to these parties as follows:

ICON Oil & Gas Fund-A L.P.

(A Delaware Limited Partnership)

Notes to Balance Sheets

September 30, 2012

(unaudited)

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

 The Managing GP will receive a share of the Partnership’s revenues. The Managing GP’s revenue share will be in the same percentage that its capital contribution bears to the total capital contributions, plus an additional 10% of the Partnership’s revenues. The Managing GP will make a minimum capital contribution at least equal to 1% of total investor capital contributions. In addition, the Managing GP and its affiliates will be reimbursed for organizational and offering expenses incurred in connection with the Partnership’s organization and offering of the Interests and administrative expenses incurred in connection with the Partnership’s operations.

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

Operations

As of September 30, 2012, we had no operations and had not made any investments. We will commence operations following receipt and acceptance of subscriptions for 200 Interests and the admission of subscribers as limited partners or investor general partners. Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on July 10, 2012.

Liquidity and Capital Resources

Summary

As of September 30, 2012, we had $1,001 in cash.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2012, our Managing GP carried out an evaluation, under the supervision and with the participation of the management of our Managing GP, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing GP’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing GP’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on July 10, 2012 (SEC File No. 333-177051).  Our offering period commenced on July 10, 2012.

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

October 11, 2012

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Nicholas Sinigaglia
Nicholas Sinigaglia
Managing Director (Principal Financial and Accounting Officer)