Form 10-K
period 2012-12-31
ICON Oil & Gas Fund-A L.P.
filed 2013-03-28
CIK 1529692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2012
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	333-177051-03

ICON OIL & GAS FUND-A L.P.
(Exact name of registrant as specified in its charter)
Delaware	45-3053605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
427 South Boston Avenue, Suite 703, Tulsa, Oklahoma	74103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 418-4700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Limited Partner Interests and Investor General Partner Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Not applicable. There is no established market for the limited partner interests and/or investor general partner interests of the registrant.

Number of outstanding limited partner interests and investor general partner interests of the registrant on March 26, 2013 is 1 and 0, respectively.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

Forward-Looking Statements

Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events. They are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 1. Business

Our History

ICON Oil & Gas Fund-A L.P. (the “Partnership”) was formed on May 9, 2011 as a Delaware limited partnership. When used in this Annual Report on Form 10-K, the terms “we”, “us”, “our” or similar terms refer to the Partnership.

ICON Oil & Gas GP, LLC, a Delaware limited liability company (the “Managing GP”), is the managing general partner of the Partnership. Our initial capitalization was $1,001. We are offering investor general partner and limited partner interests (collectively, the “Interests”) on a “best efforts” basis with the intention of raising up to $200,000,000 of capital, consisting of 20,000 Interests. Upon raising a minimum of $2,000,000, investors will be admitted and we will commence operations. Our Registration Statement on Form S-1, as amended, was declared effective by the Securities and Exchange Commission (the “SEC”) on July 10, 2012.

We are currently in our offering period, which commenced on July 10, 2012 and is anticipated to end no later than July 10, 2014 unless the offering period is extended by our Managing GP. At any time prior to the time that the offering of Interests is terminated, we may, at our sole discretion, increase the offering to a maximum of up to $300,000,000 of capital, consisting of 30,000 Interests.

Our Business

We are a newly organized oil and gas drilling fund whose primary investment objectives are to (i) generate revenue from the production and sale of oil, natural gas and natural gas liquids, (ii) distribute cash to investors, and (iii) provide investors with tax benefits. The proceeds from the sale of Interests will be used to invest primarily in oil and liquids-rich natural gas development wells, principally “fluid management” projects (“Projects”), where hydrocarbons are known to be present, located in the Mid-Continent region of the United States, with the potential investment in properties located within other types of projects and/or in other geographic areas that we may, from time to time, identify as prospective. A development well is a well drilled within the proved area of an oil or natural gas reservoir to the depth of the stratigraphic horizon known to be productive.

Segment Information

We had no operations and had not made any investments as of December 31, 2012.

Competition

The oil and natural gas industry is highly competitive in all phases, and many companies engage in oil and natural gas drilling operations in Oklahoma, where many of our wells may be located. In this regard, we anticipate operating in a highly competitive environment for acquiring leases, contracting for drilling equipment, securing trained personnel and marketing oil and natural gas production from our wells. Product availability and price are the principal means of competing in selling oil and natural gas. Many of our competitors will have financial resources and staffs larger than those available to us. This may enable them to identify and acquire desirable leases and market their oil and natural gas production more effectively than our Managing GP and us. While it is impossible to accurately determine our industry position, our Managing GP does not consider that our intended operations will be significant in the overall oil and natural gas industry.

Employees

We have no direct employees.  Our Managing GP supervises and controls our business affairs and will originate and service our investments.

Available Information

Our Annual Report on Form 10-K, our most recent Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on the internet website of our affiliate, ICON Capital, LLC (“ICON Capital”) at http://www.iconinvestments.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The information contained on ICON Capital’s website is not deemed part of this Annual Report on Form 10-K. Our reports are also available on the SEC’s website at http://www.sec.gov.

Financial Information Regarding Geographic Areas

We had no operations and had not made any investments as of December 31, 2012.

Item 1A. Risk Factors

We are subject to a number of risks. Careful consideration should be given to the following risk factors, in addition to the other information included in this Annual Report. The risks and uncertainties described below are not the only ones we may face. Each of these risk factors could adversely affect our business operating results and/or financial condition, as well as adversely affect the value of an investment in our Interests. In addition to the following disclosures, please refer to the other information contained in this Annual Report including the financial statements and the related notes.

Risks Related to an Investment in the Partnership

If you choose to invest as an Investor General Partner, you will have unlimited joint and several liability for partnership obligations until you are converted to a Limited Partner.

If you elect to invest in us as an Investor General Partner, then under Delaware law you will have unlimited liability for our activities until your investment is converted to limited partner status, subject to certain exceptions. This could result in you being required to make payments, in addition to your original investment, in amounts that are impossible to predict because of their uncertain nature. Under the terms of our limited partnership agreement, if you are an Investor General Partner you agree to pay only your proportionate share, as among all of our Investor General Partners, of our obligations and liabilities. This agreement, however, does not eliminate your liability to third parties if another Investor General Partner does not pay his proportionate share of our obligations and liabilities.

Also, we are expected to own less than 100% of the working interest in most, if not all, of our wells. If a court holds you and the other third-party working interest owners of the well liable for the development and operation of a well and the third-party working interest owners do not pay their proportionate share of the costs and liabilities associated with the well, then we and the Investor General Partners also would be liable for those costs and liabilities.

As an Investor General Partner you may become subject to the following:

 • contract liability, which is not covered by insurance;

 • liability for pollution, abuses of the environment, and other environmental damages including, but not limited to, the release of toxic gas, spills or uncontrollable flows of natural gas, oil or well fluids, including underground or surface contamination, against which our Managing GP cannot insure because coverage is not available or against which it may elect not to insure because of high premium costs or other reasons; and

• liability for drilling hazards (which include, but are not limited to, well blowouts, fires, craterings and explosions) that result in property damage, personal injury, or death to third-parties in amounts greater than the insurance coverage.

If our insurance proceeds and assets, our Managing GP’s indemnification of the Investor General Partners, and the liability coverage provided by major subcontractors (including the operator) were not sufficient to satisfy the liability, then our Managing GP would call for additional funds from the Investor General Partners to satisfy the liability. Our Managing GP’s public liability insurance coverage with limits, including umbrella policy limits, of $50 million, may not be adequate. Additionally, any drilling hazards may result in the loss of the affected well and associated revenues. Finally, an Investor General Partner may have liability if we do not properly plug and abandon a well.

We have limited prior operating history, no established financing sources and this is the first oil and gas program sponsored by our Managing GP and its affiliates.

We were formed in 2011 and have a limited operating history, and accordingly, we have no direct costs and administrative costs associated with prior operations to disclose, as required by the North American Securities Administrators Association, Inc.’s Guidelines for Registration of Oil and Gas Programs, as amended (the “NASAA Guidelines”) This is the first oil and gas program sponsored by our Managing GP and its affiliates. You should consider an investment us in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. We cannot guarantee that we will succeed in achieving our goals, and our failure to do so could cause you to lose all or a portion of your investment.

Interests are not liquid and your ability to resell your Interests will be limited by the absence of a public trading market and substantial transfer restrictions.

If you invest in us, then you must assume the risks of an illiquid investment. Securities laws, tax laws, and our limited partnership agreement limit the transferability of Interests. The Interests generally cannot be liquidated since there is not a readily available market for the sale of Interests. Further, we do not intend to list Interests on any exchange.

Also, a sale of your Interests could create adverse tax and economic consequences for you. The sale or exchange of all or part of your Interests held for more than 12 months generally will result in recognition of long-term capital gain or loss. However, previous deductions for depreciation, depletion and intangible drilling costs may be recaptured as ordinary income rather than capital gain regardless of how long you have owned your Interests. If you have held your Interests for 12 months or less, then the gain or loss generally will be short-term gain or loss. Also, your pro rata share of our liabilities, if any, as of the date of the sale or exchange of your Interests must be included in the amount realized by you. Thus, the gain recognized by you may result in a tax liability greater than the cash proceeds, if any, received by you from the sale or other disposition of your Interests, if permitted under our limited partnership agreement.

Our Managing GP is making only a limited initial cash contribution to us and we will only have an initial capitalization of $1,001 until the minimum offering amount is raised.

In connection with our formation, our Managing GP made a cash capital contribution to us of $1.00 and the initial limited partner contributed $1,000. Upon the admission of investors pursuant to our offering, we will promptly refund the $1,000 capital contribution of the initial limited partner, after which it will withdraw as the initial limited partner. Accordingly, we will have an initial capitalization of only $1,001 until the minimum offering amount is raised in our offering.

Compensation and fees paid to our Managing GP regardless of success of our activities will reduce cash distributions.

Our Managing GP will receive certain fees and reimbursement of direct costs regardless of the success of our wells. These fees and direct costs will reduce the amount of cash distributions to investors. The amount of the fees is subject to the complete discretion of our Managing GP, other than the fees must not exceed competitive fees charged by unaffiliated third-parties in the same geographic area engaged in similar businesses and the fees must comply with certain other restrictions. With respect to direct costs, our Managing GP has sole discretion on our behalf to select the provider of the services or goods and the provider’s compensation.

There is no guaranty that cash distributions will be paid by us in any amount or frequency.

The timing and amount of distributions will be determined in the sole discretion of our Managing GP and may not be made until our Managing GP determines that such funds are no longer needed for our operations. The level of distributions, when made, will primarily be dependent upon our levels of revenue, among other factors. Distributions may be reduced or deferred, in the discretion of our Managing GP, to the extent that our revenues are used for any of the following:

• compensation and fees paid to our Managing GP as described above;

• repayment of borrowings;

 • cost overruns;

 • remedial work to improve a well’s producing capability;

 • our direct costs and general and administrative expenses;

 • reserves, including a reserve for the estimated costs of eventually plugging and abandoning the wells; or

• indemnification of our Managing GP and its affiliates by us for losses or liabilities incurred in connection with our activities.

Further, because our investments will be in depleting assets, partnership revenues and the amount of distributions made to partners will decline with the passage of time. Accordingly, there can be no assurance that we will be able to make regular distributions or that distributions will be made at any consistent rate or frequency.

Our Managing GP may not be able to meet its indemnification obligations if its liquid net worth is not sufficient at the time such indemnification is sought.

Our Managing GP has made commitments to the investors in the partnership regarding the indemnification of the Investor General Partners for liabilities in excess of their pro rata share of partnership assets and insurance proceeds. A significant financial reversal for our Managing GP could adversely affect its ability to honor these obligations. Our Managing GP’s assets may not be sufficient, either currently or in the future, to enable our Managing GP to meet its financial commitments under our limited partnership agreement.

The ability to spread the risks of drilling among a number of wells will be reduced if less than the maximum offering proceeds are received and fewer wells are drilled.

 We must receive minimum offering proceeds of $2,000,000 to break escrow, and our offering proceeds may not exceed $200,000,000 (or $300,000,000 if our Managing GP increases the size of the offering). There are no other requirements regarding the size of the partnership. Generally, the less offering proceeds received, the fewer wells that will be drilled by us, which would decrease our ability to spread the risks of drilling.

To the extent more than the minimum subscription proceeds are received by us and the number of wells drilled increases, our overall investment return may decrease if our Managing GP is unable to find enough suitable wells to be drilled. Also, to the extent that our subscription proceeds and number of wells we drill increase, greater demands will be placed on our Managing GP’s management capabilities.

In addition, the cost of drilling and completing a well is often uncertain and there may be cost overruns in drilling and completing the wells because the wells will not be drilled and completed on a turnkey basis for a fixed price that would shift certain risks of loss from us to the operators of the wells. All of the intangible drilling costs of our wells will be charged to our investors. If we incur a cost overrun for the intangible drilling costs of a well or wells, then our Managing GP anticipates that it would use our offering proceeds, if available, to pay the cost overrun or advance the necessary funds to us. Using subscription proceeds to pay cost overruns charged to the investors under our limited partnership agreement will result in us drilling fewer wells.

Increases in the costs of the wells may adversely affect your return.

The increase in the price of crude oil over the last several years has increased the demand for drilling rigs and other related equipment, and the costs of drilling and completing oil and natural gas wells also have increased. On the other hand, if the price of oil and natural gas decreases before our wells are drilled, the drilling and completion costs of the wells to be drilled by us would, in all likelihood, not be affected since our Managing GP believes that, in the short term, drilling and completion costs are not likely to be reduced by a drop in oil and natural gas prices. Also, the reduced availability of drilling rigs and other related equipment may make it more difficult to drill our wells in a timely manner or to comply with prepaid intangible drilling cost rules.

We do not own any prospects, our Managing GP has complete discretion to select which prospects are acquired by us, and the possible lack of information about the prospects decreases your ability to evaluate our feasibility of us.

We do not currently hold any interests in any prospects on which the wells will be drilled and our Managing GP has absolute discretion in determining the prospects that will be acquired to be drilled. Our Managing GP has identified in the areas where we intend to drill our wells.

If there are material adverse events with respect to any of the prospects, our Managing GP will substitute a new prospect. With respect to the prospects to be drilled by us, our Managing GP has the right on our behalf to:

 • substitute prospects;

 • take a lesser working interest in the prospects;

 • drill in other areas; or

 • do any combination of the foregoing.

Thus, you will not have any geological or production information to evaluate any additional and/or substituted prospects and wells. Also, if the subscription proceeds received by us are insufficient to drill all of the identified prospects, then our Managing GP will choose those prospects that it believes are most suitable for us. You must rely entirely on our Managing GP to select our prospects and wells.

Drilling prospects in one area may increase risk.

If multiple wells are drilled in one area at approximately the same time, which may occur from time to time because of drilling commitments, rig availability or commitments made by us, then there is a greater risk that two or more of the wells will be marginal or nonproductive since our Managing GP will not be using the drilling results of one or more of those wells to decide whether or not to continue drilling prospects in that area or to substitute other prospects in other areas. This is contrasted with the situation in which we drill one well in an area and then assesses the drilling results before we decide to drill a second well in the same area or to substitute a different prospect in another area.

This risk is further increased with respect to wells for which the drilling and completing costs are prepaid in one year and the drilling of the wells must begin within the first 90 days of the immediately following year under the tax laws associated with deducting the intangible drilling costs of the prepaid wells in the year in which the prepayment is made, rather than the year in which the wells are drilled. For example, if we prepay in the year you invest the costs of drilling one or more wells to be drilled in the next year, potential bad weather conditions during the first 90 days of that year could delay beginning the drilling of one or more of the prepaid wells beyond the 90 day time limit under the tax laws. This would have a greater adverse effect on our deduction for prepaid intangible drilling costs if our Managing GP is required to begin drilling many wells at the same time, rather than only a few wells, and increase the number of wells being drilled in the area at approximately the same time and the associated risk as described above. Also, any “frost laws” in the States in which we drill our wells may prohibit drilling rigs and other heavy equipment from using certain roads during the winter, which may delay beginning the drilling of the prepaid wells within the 90 day time limit in the next tax year under the tax laws. In addition, there could be shortages of drilling rigs, equipment, supplies and personnel during this time period, or unexpected operational events and drilling conditions.

Because of inadequate capital, we may not be able to participate in all wells proposed, which could result in a loss or forfeiture of leasehold interests.

The agreements applicable to the prospects in which we participate may provide that if we elect not to participate in certain drilling, completion or other operations with respect to a well because of inadequate capital or otherwise, we will lose all or a portion of our leasehold interests in such well. In some instances, the loss may be limited to our interest in the applicable well or the applicable agreement may provide that after the participating parties recover from production some multiple of their well costs, we will then again participate in the well. However, most frequently where the operation is the drilling of a new well, the applicable agreements may provide that we will permanently forfeit all of our interest in our well, as well as in some defined area surrounding the well. Other penalties include relinquishment of a certain percentage of revenue that we would have received if we had participated in a well.

The presentment obligation may not be funded and the presentment price may not reflect full value.

Subject to certain conditions, beginning with the fifth calendar year after our offering of Interests closes, you may present your Interests to our Managing GP for purchase. However, our Managing GP may determine, in its sole discretion, that it does not have the necessary cash flow or cannot borrow funds for this purpose on reasonable terms. In either event, our Managing GP may suspend the presentment feature. This risk is increased because our Managing GP may incur similar presentment obligations in other partnerships.

Further, the presentment price for your Interests may not reflect the full value of our property or your Interests because of the difficulty in accurately estimating oil and natural gas reserves. Reservoir evaluation is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of the reserve estimate is a function of the quality of the available data and of engineering and geological interpretation and judgment. Also, the reserves and future net revenues are based on various assumptions as to oil and natural gas prices, taxes, development expenses, capital expenses, operating expenses and availability of funds. Any significant variance in these assumptions, including the price of natural gas, could materially affect the estimated quantity of the reserves. As a result, our Managing GP’s estimates are inherently imprecise and may not correspond to realizable value. Thus, the presentment price paid for your Interests and the amount of any partnership distributions received by you before the presentment may be less than the subscription amount you paid for your Interests. However, because the presentment price is a contractual price it is not reduced by discounts for minority interests and lack of marketability that generally are used to value partnership interests for tax and other purposes, but it is subject to discounts for purposes of determining present value and the amount to be paid.

Also, a sale of your Interests could create adverse tax and economic consequences for you. The sale or exchange of all or part of your Interests held for more than 12 months generally will result in recognition of long-term capital gain or loss. However, previous deductions for depreciation, depletion and intangible drilling costs may be recaptured as ordinary income rather than capital gain regardless of how long you have owned your Interests. If you have held your Interests for 12 months or less, then the gain or loss generally will be short-term gain or loss. Also, your pro rata share of our liabilities, if any, as of the date of the sale or exchange of your Interests must be included in the amount realized by you. Thus, the gain recognized by you may result in a tax liability greater than the cash proceeds, if any, received by you from the sale or other disposition of your Interests, if permitted under our limited partnership agreement.

The lack of an independent dealer-manager may reduce the due diligence investigation of us and our Managing GP.

There has not been an extensive in-depth “due diligence” investigation of the existing and proposed business activities of us and our Managing GP that might be provided by an independent dealer-manager. While third-party broker-dealers and other third-parties that sell Interests may conduct due diligence on us and our Managing GP and will receive reimbursement for their bona fide due diligence expenses, ICON Securities’ due diligence examination concerning us cannot be considered to be independent, nor as comprehensive as an investigation that might have been conducted by an independent dealer-manager.

A lengthy offering period may result in delays in the investment of your subscription and any cash distributions from us to you.

Because our offering period can extend for many months, there may be a delay in the investment of your subscription proceeds. This may create a delay in our cash distributions to you, which will be paid only after a portion of our wells have been drilled, completed and placed on-line for the delivery and sale of natural gas and/or oil and payment has been received from the purchaser of the natural gas and/or oil. Also, distributions of our net production revenues will be made only after payment of our Managing GP’s fees and expenses and only if there is sufficient cash available in our Managing GP’s discretion.

We are subject to comprehensive federal, state and local laws and regulations that could increase the cost and alter the manner or feasibility of our business and operations.

Our operations are regulated extensively at the federal, state and local levels. Environmental and other governmental laws and regulations have increased the costs to plan, design, drill, install, operate and abandon oil and natural gas wells. Under these laws and regulations, we could also be liable for personal injuries, property damage and other damages. In addition, failure to comply with these laws and regulations may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties.

Part of the regulatory environment in which we will operate includes, in some cases, legal requirements for obtaining environmental assessments, environmental impact studies and/or plans of development before beginning drilling and production activities. In addition, our activities are subject to regulations regarding conservation practices and protection of correlative rights. Further, the oil and natural gas regulatory environment could change in ways that might substantially increase the financial and managerial costs of compliance with these laws and regulations and, thus, reduce our profitability. Furthermore, we may be put at a competitive disadvantage as compared to larger companies in the oil and gas industry that can spread these additional regulatory compliance costs over a greater number of wells.

Your Interests may be diluted.

The equity interests of our investors may be diluted. Our investors will share in our production revenues from all of our wells in proportion to your respective number of Interests, based on $10,000 per Interest, regardless of:

 • when you subscribe;

 • which wells are drilled with your subscription proceeds; or

 • the actual subscription price you paid for your Interests as described below.

Also, some investors, including our Managing GP and its officers and may buy our Interests at discounted prices because the sales commission will not be paid for those sales. In addition, all of our investors will share in our production revenues with our Managing GP, based on the number of Interests purchased by each investor, rather than the purchase price paid by the investor for his Interests. Thus, investors who pay discounted prices for their Interests may receive higher returns on their investments in us as compared to investors who pay the entire $10,000 per Interest. This risk is increased if our Managing GP increases the offering to a maximum of 30,000 Interests from the current maximum of 20,000 Interests because some purchasers of the additional Interests may qualify to pay a discounted price, as discussed above, for a portion of the additional Interests.

Our assets may be plan assets for ERISA purposes, which could subject our Managing GP to additional restrictions on its ability to operate its business with respect to all its partners.

Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code (the “Code”) may apply what is known as the look-through rule to an investment in the Interests. Under that rule, the assets of an entity in which a qualified plan or IRA has made an equity investment may constitute assets of the qualified plan or IRA. If you are a fiduciary of a qualified plan or IRA, you should consult with your advisors and carefully consider the effect of that treatment if the look-through rule is applied. If the look-through rule were to apply, our Managing GP may be viewed as an additional fiduciary with respect to the qualified plan or IRA to the extent of any decisions relating to the undivided interest in our assets represented by the Interests held by such qualified plan or IRA. This could result in some restriction on our Managing GP’s willingness to engage in operations that might otherwise be in the best interest of all Interest holders due to the strict rules of ERISA regarding fiduciary actions.

An investment in the Interests may not satisfy the requirements of ERISA or other applicable laws.

When considering an investment in the Interests, an individual with investment discretion over assets of any pension plan, profit-sharing plan, retirement plan, IRA or other employee benefit plan covered by ERISA or other applicable laws should consider whether the investment satisfies the requirements of Section 404 of ERISA or other applicable laws. In particular, attention should be paid to the diversification requirements of Section 404(a)(1)(C) of ERISA in light of all the facts and circumstances, including the portion of the plan’s portfolio of which the investment will be a part. All plan investors should also consider whether the investment is prudent and meets plan liquidity requirements, as there are significant restrictions on the ability to sell or otherwise dispose of the Interests, and whether the investment is permissible under the plan’s governing instrument. We have not evaluated, and will not evaluate, whether an investment in the Interests is suitable for any particular plan. Rather, we will accept subscribers as either Investor General Partners or Limited Partners if a subscriber otherwise meets the applicable suitability standards. In addition, we can provide no assurance that any statements of estimated value of the Interests will not be subject to challenge by the Internal Revenue Service (“IRS”) if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the fair value of the Interests.

The statements of value that we will include in our Annual Reports on Form 10-K and that we will send to fiduciaries of plans subject to ERISA and to certain other parties are only estimates and may not reflect the actual value of the Interests.

The statements of estimated value are based on the estimated value of each Interest. Our Managing GP will rely, in part, upon third party sources and advice in arriving at this estimated value. No independent appraisals on the particular value of the Interests will be obtained and the value will be based upon an estimated fair market value as of the referenced date for such value. Because this is only an estimate, we may subsequently revise any valuation that is provided. We cannot ensure that:

 • this estimate of value could actually be realized by us or by our partners upon liquidation;

 • partners could realize this estimate of value if they were to attempt to sell their Interests;

 • this estimate of value reflects the price or prices that the Interests would or could trade at if they were listed on a national stock exchange or included for quotation on a national market system, because no such market exists or is likely to develop; or

 • the statement of value, or the method used to establish value, complies with any reporting and disclosure or valuation requirements under ERISA, Code requirements or other applicable law.

Risks Related to our Oil and Gas Operations

Our drilling operations involve the possibility of a total or partial loss of your investment because we may drill (i) wells that are productive, but that do not produce enough revenue to return the investment made, and (ii) from time to time, dry holes.

Oil and natural gas exploration is an inherently speculative activity. Before the drilling of a well, our Managing GP cannot predict with absolute certainty:

 • the volume of oil and natural gas recoverable from the well; or

 • the time it will take to recover the oil and natural gas.

You may not recover any or all of your investment in us, or if you do recover your investment in us you may not receive a rate of return on your investment that is competitive with other types of investments. You will be able to recover your investment only through distributions of our net proceeds from the sale of our oil and natural gas from productive wells. The quantity of oil and natural gas in a well, which is referred to as its reserves, decreases over time as the oil and natural gas is produced until the well is no longer economical to operate. All of these distributions to you will be considered a return of capital until you have received 100% of your investment. This means that you are not receiving a return on your investment in us, excluding tax benefits, until your total cash distributions from us exceed 100% of your investment.

Our revenues are directly related to our ability to market the oil and natural gas produced from the wells we drill and oil and natural gas prices, which are volatile and uncertain. If oil and natural gas prices decrease, then the return on your investment will decrease.

The prices at which our oil and natural gas will be sold are uncertain. Changes in oil and natural gas prices will have a significant impact on our cash flow and the value of our reserves. Lower oil and natural gas prices may not only decrease our revenues, but also may reduce the amount of oil and natural gas that we can produce economically.

Historically, oil and natural gas prices have been volatile and it is likely that they will continue to be volatile in the future. Prices for oil and natural gas will depend on supply and demand factors largely beyond our control and prices may fluctuate widely in response to:

 • relatively minor changes in the supply of and demand for natural gas or oil;

 • market uncertainty; and

 • a variety of additional factors that are beyond our control.

These factors make it extremely difficult to predict oil and natural gas price movements with any certainty.

If oil and natural gas prices decrease in the future, then partnership distributions will decrease accordingly. Also, oil and natural gas prices may decrease during the first years of production from our wells, which is when the wells typically achieve their greatest level of production. This would have a greater adverse effect on your partnership distributions than price decreases in later years when the wells have a lower level of production. Also, your return level may decrease during our term, even if natural gas prices rise, because of declining production volumes from the wells over time.

Any of our wells that are marginal wells under the Code would qualify for potentially higher rates of percentage depletion. With respect to those marginal wells, we will be more sensitive to price declines, including reducing the volume of oil and natural gas that we can produce economically (i.e., the volume of oil and natural gas reserves), than if those wells produced at a higher average rate of production that did not qualify for the potentially higher rate of percentage depletion.

Competition from other natural gas producers and marketers in the markets in which we invest, as well as competition from alternative energy sources, may make it more difficult to market our natural gas.

There are many companies and individuals engaged in the purchase and sale of producing oil and natural gas properties. Accordingly, we will encounter strong competition from independent operators and major oil companies in marketing our natural gas. Many of these companies have financial and technical resources and staffs considerably larger than those available to us. If we are not successful in marketing our natural gas, our results of operations, financial condition and distributions to investors could be adversely affected.

Our Managing GP anticipates that our natural gas production initially will be sold to a limited number of purchasers in a defined area. If we lose a natural gas purchaser in the area, we may be unable to locate a new natural gas purchaser in the area that will buy our natural gas on as favorable terms as the initial purchaser.

Our natural gas production will initially be sold to a limited number of purchasers in a defined area. If we lose a natural gas purchaser in the area, we may be unable to locate a new natural gas purchaser in the area that will buy our natural gas on as favorable terms as the initial purchaser. The loss of any particular purchaser could have a material adverse impact on us by affecting prices, production volume or increasing costs.

All natural gas purchase contracts provide that the price paid by the natural gas purchaser may be adjusted upward or downward in accordance with the spot market price and market conditions. Thus, we will not be guaranteed a specific natural gas price, which could reduce our revenues and distributions to investors.

Our natural gas purchase contracts are expected to provide that the price paid by the natural gas purchaser may be adjusted upward or downward in accordance with the spot market price and market conditions, which we cannot control. Therefore, we will not be able to guarantee any specific price for our natural gas, other than through hedging. Depending on the percentage of our natural gas production that is hedged, which percentage will be determined by our Managing GP, a substantial or extended decline in natural gas prices could materially and adversely affect our results of operations, financial condition and our ability to make distributions to our investors.

All of our natural gas contracts are between the natural gas purchaser and the operator, and the related sales proceeds may be subject to the claims of the operator or its affiliates’ creditors.

The operator will receive the sales proceeds from the natural gas purchasers and then distribute the sales proceeds to us based on the volume of natural gas produced by the operator. Until the sales proceeds are distributed to us, they will be subject to the claims of the operator or its affiliates’ creditors. If such proceeds are subjected to claims of the operator’s creditors, it could adversely affect our results of operations, financial condition and our ability to make distributions to investors.

We may not be paid, or may experience delays in receiving payment, for our natural gas that has already been delivered to the purchaser.

In accordance with industry practice, an operator typically will deliver natural gas to a purchaser for a period of up to 60 to 90 days before it receives payment. Thus, it is possible that we may not be paid for natural gas that already has been delivered if the natural gas purchaser fails to pay for any reason, including bankruptcy. In such case, we would be a general unsecured creditor of the natural gas purchaser. This ongoing credit risk also may delay or interrupt the sale of our natural gas or our negotiation of different terms and arrangements for selling our natural gas to other purchasers.

Increased transportation costs due to longer distances for transporting our natural gas could cause our net revenues to decrease.

The farther natural gas must be transported before it reaches its market, the higher the transportation costs that we will incur. If we incur higher costs than anticipated for transporting our natural gas to market, our net revenues could decrease, which could adversely affect our financial condition and distributions to investors.

Production from wells drilled in certain areas may be delayed until construction of the necessary gathering lines and production facilities is completed, which could reduce our net revenues.

If we participate in wells drilled in certain areas not already serviced by existing gathering lines and production facilities, the production from those wells may be delayed until such gathering lines and production facilities are built. The additional costs and delays that might be incurred could decrease our net revenues from such wells and could adversely affect our financial condition and distributions to investors.

Because some wells may not return their drilling and completion costs, it may take many years to return your investment in cash, if ever.

Even if a well is completed and produces oil and natural gas in commercial quantities, it may not produce enough oil and natural gas to pay for the costs of drilling and completing the well, even after the tax benefits are considered. Thus, it may take many years to return your investment in cash, if ever. Our primary drilling area is expected to be located in the Mid-Continent region of the United States. As a result, many of the leases that will be drilled by us are in an area that has already been partially depleted or drained by earlier drilling. This may reduce our ability to find economically recoverable quantities of oil and/or natural gas in those areas.

Nonproductive wells may be drilled even though our operations are primarily limited to development drilling.

We may drill some development wells that are nonproductive, which must be plugged and abandoned. If one or more of our wells are nonproductive, then our productive wells may not produce enough revenues to offset the loss of investment in the nonproductive wells.

The applicable operator will hold record title on undeveloped leases with respect to each Project for our benefit, and we will receive an assignment of an interest in each such lease.

The applicable operator will hold record title for our benefit on undeveloped leases with respect to each Project acquired by it as agent. Following acquisition of an undeveloped lease by the operator, an interest in such lease will be assigned to us. While the operators hold these undeveloped leases for our benefit, creditors of the operators may assert claims that could result in the creation of liens or encumbrances on such undeveloped leases. If the claims of these creditors are not satisfied, this could result in the sale or other loss of these leases to satisfy such claims. As to any third-party claims, until we receive and record an assignment for each lease, we will also remain a general unsecured creditor of the applicable operator.

We will not acquire title insurance for our leasehold interests, which may be subject to title defects.

We must rely on the operator of each Project and our Managing GP to use their best judgment to obtain appropriate title to leases. Our leasehold interests will not be covered by title insurance. Customarily, oil and gas leasehold interests are not acquired with title insurance. Rather, it is customary in the oil and gas industry to acquire and pay for oil and gas leases based upon a lease broker’s report. However, a lease broker’s report does not provide the same level of assurance of leasehold title as does a title opinion. Therefore, there may be defects in our title to our leases. In addition, we may experience losses from title defects that arose during drilling that would have been disclosed by a division order title opinion, such as liens arising during drilling operations or transfers of interests in the leases after drilling begins. Also, the operator and/or our Managing GP, as applicable, may use its own judgment in waiving title requirements for our leases and it will not be liable for any failure of title of leases transferred to us. What the operator or our Managing GP determine to be not material at the time of waiving such defects may become material at a later date, which could adversely affect us.

Participation with third parties in drilling wells may require us to pay additional costs.

Third parties will participate with us in drilling some or all of the wells and additional financial risks exist when the costs of drilling, equipping, completing and operating wells are shared by more than one person. If we pay our share of the costs, but another interest owner does not pay its share of the costs, then we may have to pay the costs of the defaulting party. In this event, we would receive the defaulting party’s revenues from the well, if any, under penalty arrangements set forth in the operating agreement, which may, or may not, cover all of the additional costs paid by us.

In addition, because our Managing GP will not be the actual operator of the well for all of the working interest owners of the well, there is a risk that our Managing GP cannot supervise the third-party operator closely enough. For example, decisions related to the following would be made by the third-party operator and may not be in the best interests of us and our investors:

 • how the well is operated;

 • expenditures related to the well; and

 • possibly the marketing of the oil and natural gas production from the well.

Further, the third-party operator may have financial difficulties and fail to pay for materials or services on the wells it drills or operates, which would cause us to incur extra costs in discharging materialmen’s and workmen’s liens.

 Our investments may be concentrated for the most part with one operator, which may have a material adverse effect on our performance.

At least initially, we will be investing for the most part in Projects that are operated by one operator. Accordingly, our investment will be concentrated and will not be diversified among many industry partners. By concentrating most of the investment in a single operator, a downturn or other event negatively affecting the operator could have a material adverse effect on our performance, and consequently, your investment. Further, if our Managing GP raises significantly less than the maximum offering amount, our investment may be further concentrated among various Projects with that one operator, thereby increasing the risks associated with such concentration.

We may prepay certain acreage, geological and geophysical costs, and certain drilling and completion costs associated with the wells to be drilled, and as a result we would be a general unsecured creditor of the operator.

Upon execution of a participation agreement with the operator, we may prepay to the operator our contractual share of acreage, geophysical and geological costs and other up-front expenses, and drilling and completion costs on a well-by-well basis. Once a prepayment is made, the operator is under no requirement to keep such funds segregated from funds received by other working interest owners. As a result of any prepayment, we would become a general unsecured creditor of the operator and, therefore, could suffer the loss of all or part of the amount prepaid in the event that an operator has financial difficulties, liens are placed against the operator’s assets or the operator files for bankruptcy.

We may also become an unsecured creditor of the operator or other third parties because the operator and/or such third parties may hold receipts from sales of oil and gas on our behalf.

We would be a general unsecured creditor during any time that the operator holds receipts from sales, as there is typically a 30- to 60-day delay for when distributions are made from the operator to the working interest holders. In other cases, we will likely receive revenue from operations directly from the pipeline companies that purchase the gas and oil (typically, separate companies will purchase the oil and gas). During the time between when such companies have purchased our oil and gas and when they pay us, we will also remain a general unsecured creditor of the companies purchasing our share of oil and gas production.

Initial reserve and revenue estimates have inherent uncertainties and limitations and our Managing GP will not obtain independent reserve evaluations prior to drilling a well.

There are numerous uncertainties inherent in estimating oil and gas reserves and their estimated values, especially prior to production being established, including many factors beyond the control of the producer. Accordingly, the estimates of reserves may prove unreliable. Actual future production, revenue levels, development expenditures, and quantities of recoverable oil and gas reserves may vary substantially from those estimated. Further, our Managing GP will not obtain independent reserve evaluations prior to drilling a well. Therefore, investors may have to rely solely on internal estimates provided by our Managing GP or on estimates provided by the operator of a Project. Estimates provided by an operator who is also a prospect generator on the Project may have inherent conflicts and may prove to be less than reliable.

We may secure debt financing, some or all of which may be secured, to pay for costs associated with new drilling, which may affect distributions to investors or otherwise adversely affect an investment in us.

We have the ability to secure debt financing from lenders, including our Managing GP and/or institutional oil and gas lenders, to pay for most or all of the costs associated with additional drilling. The loan could be repaid out of net cash flow from existing producing wells, successful new wells and/or the sale of acreage, and would likely be secured by some or all of our assets. Cash that would otherwise be available for distribution to the investors would likely have to be paid to the lender(s). Such debt financing could limit our ability to use operating cash flow in other areas of our business because we would have to dedicate a substantial portion of these funds to make principal and interest payments on the indebtedness. Also, this debt could make us more vulnerable to a downturn in our business, the oil and gas industry or the economy in general, as a substantial portion of our operating cash flow will be required to make principal and interest payments on the indebtedness, making it more difficult to react to changes in our business and in industry and market conditions. In, addition, certain of our debt covenants could restrict our ability to disburse funds to our investors. These restrictions could delay distributions to investors until we are in compliance with the applicable covenant(s).

If we are unable to generate sufficient cash flow or we otherwise unable to obtain the funds required to make principal and interest payments on our indebtedness, or if we otherwise fail to comply with the various covenants relating to any future indebtedness, we could be in default under the terms of such instruments. In the event of a default, the holders of our indebtedness could elect to declare all the funds borrowed under those instruments to be due and payable, together with accrued and unpaid interest, and could foreclose on partnership assets and we could lose our investment in our oil and gas properties and other assets. Further, if we are obligated under more than one loan with our assets used as collateral, we may be subject to cross collateralization that may subject our entire assets to a foreclosure even if a default occurs on just one of the loans made to us. Any of the foregoing consequences could restrict our ability to make distributions to our investors and would have a material adverse effect on an investment in us.

Delay in oil or gas production from successful wells, whether from operational or other difficulties or insufficient infrastructure, would delay cash distributions and could reduce our profitability.

Our drilling and producing operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

 • the high cost, shortages or delivery delays of equipment and services;

 • unexpected operational events;

 • adverse weather conditions;

 • decreases in oil and natural gas prices;

 • limitations in the market or access to markets for oil and natural gas;

• facility or equipment malfunctions;

 • title disputes;

 • pipeline ruptures or spills;

 • collapses of wellbore, casing or other tubulars;

 • compliance with environmental and other governmental requirements;

 • unusual or unexpected geological formations;

 • loss of drilling fluid circulation;

 • formations with abnormal pressures;

 • fires;

 • earthquakes;

 • blowouts, craterings and explosions;

 • changes in below-ground pressure in a formation that cause surface collapse or cratering;

 • uncontrollable flows of oil, natural gas or well fluids; or

 • pressure forcing oil or natural gas out of the wellbore at a dangerous velocity coupled with the potential for fire or explosion.

Our Managing GP also cannot predict the life and production of the initial wells or any additional wells in a Project. The actual lives of these wells could differ from those anticipated. In addition, negative geologic characteristics (i.e., lack of porosity and permeability) of the formation(s) targeted by our wells may hinder or restrict production or even make production impractical or impossible. Any one of these events or other events may cause us not to produce sufficient oil or natural gas for investors to receive a profit or to even recover their initial investment.

In addition, drilling wells in areas remote from marketing facilities may delay production from those wells until sufficient reserves are established to justify construction of necessary pipelines and production facilities. While most of the Projects will likely be in areas of current or historical oil and/or natural gas production with existing infrastructure, delays can and do occur. Local conditions including, but not limited to, closing businesses, conservation, shifting population, pipeline maximum operating pressure or capacity constraints, and development of local oversupply or deliverability problems could halt or reduce sales from wells. Any of these delays in the production and sale of our oil and gas would delay cash distributions to investors and could reduce our profitability.

We may be required to pay delay rentals to hold properties, which would deplete partnership capital.

Oil and natural gas leases generally require that the property must be drilled upon by a certain date or additional funds, known as delay rentals, must be paid to keep the lease in effect. Delay rentals typically must be paid within a year of the entry into the lease if no production or drilling activity has commenced, though certain of the prospect leases will be paid up for a longer period of time. If delay rentals become due on any prospect in which we acquire an interest, we will have to pay our share of such delay rentals or lose our working interest in such prospect. These delay rentals could equal or exceed the cost of the interest. Payment of the delay rentals could seriously deplete our capital available to fund drilling activities when they do commence. The risk of incurring delay rentals will be higher in an industry environment when there are shortages of equipment and personnel.

We may be required to pay increased costs to renew leases, which would deplete partnership capital.

Unless drilled upon by a certain date or additional funds, known as delay rentals, are paid to keep a lease in effect, oil and natural gas leases could expire outright and be required to be renewed. In cases where leases in which we hold an interest expire and must be renewed (i.e., there are no delay rentals that can be paid to hold the leases), we could be exposed to increases in the prevailing market prices for leases versus prices when the leases were originally entered into, and such increases could be substantial. Payment of the lease renewals could significantly deplete our capital available to fund drilling activities when they commence. The risk of incurring lease renewals and other lease maintenance payments will be higher in an industry environment when there are shortages of equipment and personnel.

We may lose oil and gas lease properties due to numerous factors.

Oil and natural gas leases generally must be drilled before the end of the lease term or the leaseholder will lose the lease and therefore any capital invested in such lease. Delays in drilling due to rig unavailability or the inability to purchase well casing or other needed supplies may cause leases to expire before they are drilled. In addition, weather or other unforeseen events may delay drilling prior to leases expiring. Delays in drilling may also occur due to lack of geologic, geophysical or other information. Delays due to the inability of other working interest partners to agree upon and fund specific wells may also delay drilling prior to leases expiring. Leases may also be lost due to legal issues relating to the ownership of leases.

Environmental hazards involved in drilling oil and natural gas wells may result in substantial liabilities for us.

There are numerous natural hazards involved in the drilling of oil and gas wells, including unexpected or unusual formations, high pressures, blowouts which could involve possible damages to property and third parties, including surface damages, bodily injuries or death, damage to and loss of equipment, pipelines, reservoir damage and loss of reserves. Uninsured liabilities would reduce the funds available to us, may result in the loss of our wells in a prospect and may create unlimited liability for Investor General Partners. We may be subject to liability for pollution, abuses of the environment and other similar damages. It is possible that insurance coverage and our Managing GP’s assets may be insufficient to protect us and, potentially, the Investor General Partners. In that event, partnership assets would pay personal injury and property damage claims and the costs of controlling blowouts and explosions or replacing destroyed equipment and pipelines rather than drilling activities. These payments would cause us to be less profitable and could result in a complete loss of the investment and possibly expose Investor General Partners to unlimited liability with respect to their personal assets.

If hydraulic fracturing is utilized as part of the drilling operations, we may be subject to costs associated with water disposal requirements and other environmental regulations, as well as potential liability for environmental pollution.

In drilling our wells, operators may utilize a process called hydraulic fracturing, which uses a large amount of water and results in water discharge that must be treated and disposed of. There is a risk that hydraulic fracturing operations could result in pollution or contamination to not only the well site, but also adjacent properties and nearby water sources, including wells, streams and rivers. Environmental regulations governing the injection, withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing may increase operating costs and cause delays, interruptions in or termination of operations, the extent of which cannot be predicted, all of which could have an adverse effect on our drilling operations and financial performance.

Risks Related to Our Organization and Structure

The decisions of our Managing GP may be subject to conflicts of interest.

There are conflicts of interest between the investors and our Managing GP and its affiliates. These conflicts of interest include, but are not limited to, the following:

 • our Managing GP has determined the compensation and reimbursement that it and its affiliates will receive in connection with us without any unaffiliated third-party dealing at arm’s length on behalf of the investors;

 • because our Managing GP will receive a percentage of revenues greater than the percentage of costs that it pays, there may be a conflict of interest concerning which wells will be drilled based on the wells’ risk and profit potential;

• the allocation of all intangible drilling costs to the investors and the majority of the equipment costs to our Managing GP may create a conflict of interest concerning whether to complete a well;

 • if our Managing GP, as tax matters partner, represents us before the IRS, potential conflicts include, for example, whether or not to expend partnership funds to contest a proposed adjustment by the IRS, if any, to the amount of your deduction for intangible drilling costs, or the credit, if any, to our Managing GP’s capital account for contributing the leases to us;

 • our Managing GP and its officers, directors, and affiliates may purchase Interests at a reduced price, which would dilute the voting rights of the investors on certain matters; and

 • the same legal counsel represents our Managing GP and us.

Other than certain guidelines set forth in our prospectus, our Managing GP has no established procedures to resolve a conflict of interest. Also, we do not have an independent investment committee. Thus, certain matters, including conflicts of interest between us and our Managing GP and its affiliates such as those described above may not be resolved as favorably to our investors as they would be if there were an independent investment committee.

You will have limited voting rights and will be required to rely on our Managing GP to make all investment decisions and achieve our investment objectives.

Our Managing GP will make all of our investment decisions, including determining the type and location of projects in which we invest, the operators that we partner with, and other investment and operational decisions of ours. Our success will depend on the quality of the decisions that our Managing GP makes, particularly relating to the type and location of the Projects in which we invest. You are not permitted to take part in managing, establishing or changing our investment objectives or policies. Accordingly, you should not invest unless you are willing to entrust all aspects of our management to our Managing GP.

Our Managing GP’s officers manage other businesses and will not devote their time exclusively to managing us and our business, and we may face additional competition for time and capital because neither our Managing GP nor its affiliates are prohibited from raising money for or managing other entities that pursue the same types of investments that we target.

We will not employ our own full-time officers, managers or employees. Instead, our Managing GP will supervise and control our business affairs. Our Managing GP’s officers are also officers and/or employees of affiliates of our Managing GP. In addition to sponsoring and managing us and other oil and natural gas drilling partnerships, certain affiliates of our Managing GP currently sponsor, manage or distribute other investment products, including, but not limited to, eight public equipment funds, one private equipment fund and a business development company. As a result, the time and resources that our Managing GP’s officers devote to us may be diverted, and during times of intense activity in other investment products our Managing GP’s affiliates manage, sponsor or distribute, such officers may devote less time and resources to our business than would be the case if we had separate officers and employees. In addition, we may compete with any such investment entities for the same investors and investment opportunities, which could negatively impact our operations, business and financial condition.

Also, our Managing GP depends on its affiliate, ICON Capital, for facilities, investor relations and administrative functions.

Our Managing GP may have difficulty managing its growth, which may divert its resources and limit its ability to expand its operations successfully.

Our Managing GP and its affiliates intend to continue to sponsor and manage, as applicable, funds and other investment vehicles similar to and different from us that may be sponsored and managed concurrently with us and they expect to experience further growth in their respective assets under management. Our Managing GP’s future success will depend on the ability of its and its affiliates’ officers and key employees to implement and improve their operational, financial and management controls, reporting systems and procedures, and manage a growing number of assets and investment vehicles. However, they may not implement improvements to their management information and control systems in an efficient or timely manner and they may discover deficiencies in their existing systems and controls. Thus, our Managing GP’s anticipated growth may place a strain on its administrative and operations infrastructure, which could increase its costs and reduce its efficiency and could negatively impact our operations, business and financial condition.

Operational risks may disrupt our business and result in losses.

We expect to rely heavily on ICON Capital’s financial, accounting, and other software systems. If any of these systems fail to operate properly or become disabled, we could suffer financial loss and a disruption of its business.

In addition, we will be highly dependent on ICON Capital’s information systems and technology. These information systems and technology may not be able to accommodate our growth and the cost of maintaining such systems may increase from its current level. A failure to accommodate growth, or an increase in costs related to such information systems, could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

Furthermore, we will depend on the headquarters of ICON Capital, which are located in New York City, for the operation of our business. A disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, may have an adverse impact on our ability to continue to operate our business without interruption, which could have a material adverse effect on us. Any disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for any losses.

Finally, we are likely to rely on third-party service providers for certain aspects of our business, including certain accounting and financial services. Any interruption or deterioration in the performance of these third parties could impair the quality of our operations and could adversely affect our business and result in losses.

Our internal controls over financial reporting may not be effective, which could have a significant and adverse effect on our business.

After our first full year of operations, our Managing GP will be required to evaluate our internal controls over financial reporting in order to allow management to report on our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC thereunder (“Section 404”). During the course of testing, our Managing GP may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. As a result, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and the achievement of our investment objectives.

We will be subject to certain reporting requirements and will be required to file certain periodic reports with the Securities and Exchange Commission.

We will be subject to reporting requirements under the Securities Exchange Act of 1934, including the filing of quarterly and annual reports. If we experience delays in the filing of our reports, our investors may not have access to timely information concerning us, our operations, and our financial results.

Changes in the laws or regulations that affect the terms and conditions set forth in our prospectus and/or our limited partnership agreement could negatively impact our and/or your rights and obligations.

Our Managing GP may, without your consent, amend our limited partnership agreement to effect any change necessitated by a change in law or regulation that causes the terms and conditions set forth in our prospectus and/or our limited partnership agreement to be, in the sole discretion of our Managing GP, no longer viable. The changes must be drawn as narrowly as possible so as to effectuate the original intent of our prospectus and our limited partnership agreement. Nevertheless, these changes could negatively impact our and/or your rights and obligations.

You are not expected to have any protection under the Investment Company Act.

We will not register and do not expect in the future to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “40 Act”), in reliance upon an exemption therefrom. Among other things, the 40 Act generally requires investment companies to have a minimum of forty percent (40%) independent directors and regulates the relationship between the investment adviser (i.e., our Managing GP) and the investment company (i.e., us), in particular with regard to affiliated transactions. Such protections, and others afforded by the 40 Act, are not expected to be applicable to us. Should the 40 Act become applicable to us, these protections may be implemented in a manner that alters other rights and obligations of ours and/or yours with respect to other matters.

You are not expected to have any protection under the Investment Advisers Act.

Our Managing GP will not register and does not expect in the future to be required to register as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), because it does not meet the definition of an investment adviser. The Advisers Act contains many provisions designed to protect clients of investment advisers, including, among other things, restrictions on the charging by registered investment advisers of performance-based compensation. Such protections, and others afforded by the Advisers Act, are not expected to be applicable to our Managing GP and to us. Should the Advisers Act become applicable to our Managing GP and to us, these protections may be implemented in a manner that alters other rights and obligations of ours and/or yours with respect to other matters.

Risks Related to the Tax Treatment of Us and the Interests

If the IRS classifies us as a corporation rather than a partnership, your distributions would be reduced under current tax law.

We will not apply for an IRS ruling that we will be classified as a partnership for federal income tax purposes. Although counsel has rendered an opinion to us that we will be taxed as a partnership and not as a corporation, that opinion is not binding on the IRS and the IRS has not ruled on any federal income tax issue relating to us. If the IRS successfully contends that we should be treated as a corporation for federal income tax purposes rather than as a partnership, then:

 • our realized losses would not be passed through to you;

• you would be unable to claim depletion on our oil and natural gas properties;

 • our income would be taxed at tax rates applicable to corporations, thereby reducing cash available to distribute to you; and

 • your distributions would be taxed as dividend income to the extent of current and accumulated earnings and profits.

We could be taxed as a corporation if we are treated as a publicly traded partnership by the IRS. To minimize this possibility, our limited partnership agreement places significant restrictions on your ability to transfer the Interests.

You may incur tax liability in excess of the cash distributions you receive in a particular year.

In any particular year, your tax liability from owning the Interests may exceed the cash distributions and any marginal well production credits you receive from your investment. Our taxable income could exceed the amount of cash distributions you receive in those years we repay our debt (if any) with income or proceeds from asset sales. Additionally, a sale of our investments may result in taxes in a given year that are greater than the amount of cash from the sale, resulting in a tax liability in excess of cash distributions. Your tax liability could also exceed the amount of cash distributions you receive due to allocations designed to cause the participants’ capital accounts (as adjusted by certain items) to be equal on a per Interest basis or from our Managing GP’s reinvestment of our revenues or the creation of a reserve. Therefore, you may have to pay any excess tax liability with funds from another source, because the distributions we make may not be sufficient to pay such excess tax liability. Further, due to the operation of the various loss disallowance rules, in a given tax year you may have taxable income (such as portfolio income) when, on a net basis, we have a loss, or you may recognize a greater amount of taxable income than your share of our net income because, due to a loss disallowance, income from some of our activities cannot be offset by losses from some of our other activities.

There are limitations on your ability to deduct our losses.

Your ability to deduct your share of our losses (and depletion from your share of our oil and natural gas properties) is limited to the amounts that you have at risk from owning the Interests. This is generally the amount of your investment, plus any profit allocations and minus any loss allocation and distributions. This determination is further limited by a tax rule that applies the at-risk rules on an activity by activity basis, further limiting losses from a specific activity to the amount at risk in that activity.

This investment may cause you to pay additional taxes.

You may be required to pay alternative minimum tax in connection with owning the Interests, since you will be allocated a proportionate share of our tax preference items. Our Managing GP’s operation of our business affairs may lead to other adjustments that could also increase your alternative minimum tax.

The IRS may allocate more taxable income to you than our limited partnership agreement provides.

The IRS might successfully challenge our allocations of taxable income or losses. If so, the IRS would require reallocation of our taxable income and loss, resulting in an allocation of more taxable income or less loss to you than our limited partnership agreement allocates. The IRS may also challenge the amount of our deductions and the taxable year in which the deductions were claimed, including the deductions for intangible drilling costs and depreciation. For example, depending primarily on when subscription proceeds are received, it is possible that we may prepay in the year you invest most or all of our intangible drilling costs for wells the drilling of which will not begin until the next year. The timing of these deductions is based on a facts and circumstances test that the IRS could challenge successfully. For example, prepayments we make where we only own a portion of the working interests and the other owners do not prepay or prepayments made where we may obtain a credit for any prepayment excess may be easier for the IRS to challenge successfully.

Any adjustments made by the IRS to our federal information income tax returns could lead to adjustments on your personal federal income tax returns and could reduce the amount of your deductions from us or your depletion deduction with respect to our oil and natural gas properties in the year you invest and subsequent tax years. The IRS also could seek to re-characterize a portion of our intangible drilling costs for drilling and completing our wells as some other type of expense, such as lease costs or equipment costs, which would reduce or defer your share of our deductions for those costs.

Some of the distributions paid with respect to the Interests will be a return of capital, in whole or in part, which will complicate your tax reporting and could cause unexpected tax consequences at liquidation.

As you claim depletion deductions for our oil and gas properties and we depreciate our capital assets over the term of their existence, it is very likely that a portion of each distribution paid by us will be considered a return of capital, rather than income. Therefore, the dollar amount of each distribution should not be considered as necessarily being all income to you. Since your capital in the Interests will be reduced for tax purposes over the life of your investment, you will not receive a lump sum distribution upon liquidation that equals the purchase price you paid for the Interests, such as you might expect if you had purchased a bond. Also, payments made upon our liquidation will be taxable to the extent that such payments are not a return of capital.

As you receive distributions throughout the life of your investment, you will not know at the time of the distribution what portion of the distribution represents a return of capital and what portion represents income. As an administrative convenience to you, the Schedule K-1 statement you receive from us each year will provide information allowing you to determine the amounts allocable to your capital and our income from distributions you receive throughout the prior year.

No ruling will be requested from the IRS as to the tax consequences of investing in Interests.

Neither our Managing GP nor we have requested, or will request, a ruling from the IRS regarding the tax consequences of investing in Interests. In addition, the discussion of tax matters set forth in our prospectus was not intended or written to be used, and cannot be used by any prospective investor, for the purpose of avoiding tax-related penalties under federal, state or local tax law. Each prospective investor should seek advice from its independent tax advisor.

The deduction for intangible drilling costs may not be available to you if you do not have passive income.

If you invest in us as a Limited Partner (except as discussed below), your share of our deduction for intangible drilling costs in the year you invest will be a passive loss that cannot be used to offset “active” income, such as salary and bonuses, or portfolio income, such as dividends and interest income. Thus, you may not have enough passive income from us or net passive income from your other passive activities, if any, in the year you invest, to offset a portion or all of your passive deduction for intangible drilling costs in the year you invest. However, any unused passive loss from intangible drilling costs may be carried forward indefinitely by you to offset your passive income in subsequent taxable years. Also, except as described below, the passive activity limitations on your share of our deduction for intangible drilling costs in the year you invest do not apply to you if you invest in us as a Limited Partner and you are a C corporation that:

• is not a personal service corporation or a closely held corporation;

• is a personal service corporation in which employee-owners hold 10% (by value) or less of the stock, but is not a closely held corporation; or

• is a closely held corporation (i.e., five or fewer individuals own more than 50% (by value) of the stock), but is not a personal service corporation in which employee-owners own more than 10% (by value) of the stock, in which case you may use your passive losses to offset your net active income (calculated without regard to your passive activity income and losses or portfolio income and losses).

Investment interest deductions that may be available to Investor General Partners may nevertheless be limited.

If you invest in us as an Investor General Partner, your share of our deduction for intangible drilling costs in the year you invest will reduce your investment income and may limit the amount of your deductible investment interest expense, if any.

You may not be eligible to claim percentage depletion deductions.

The availability of percentage depletion will depend in part upon your individual circumstances. Percentage depletion deductions are based upon a percentage of gross income from the property, but are limited to 100% of the total taxable income that an investor receives from the property for each taxable year, may not exceed 65% of the investor’s overall taxable income (with certain adjustments) for the year and, in general, are severely limited or not available to investors that do not qualify as independent producers. Each investor must compute separately its depletion deductions.

The tax benefits that may be available to you from your investment in us are not contractually protected.

An investment in us does not give you any contractual protection against the possibility that part or all of the potential tax benefits that may be available to you from your investment will be disallowed by the IRS. No one provides any insurance, tax indemnity or similar agreement regarding the tax treatment of your investment in us. You have no right to rescind your investment in us or to receive a refund of any of your investment in us if a portion or all of the intended tax consequences of your investment in us are ultimately disallowed by the IRS or the courts. Also, none of the fees paid by us to our Managing GP, its affiliates or independent third parties (including special counsel that issued the tax opinion letter) are refundable or contingent on whether the intended tax consequences of your investment in us are ultimately sustained if challenged by the IRS.

An IRS audit of us may result in an IRS audit of your personal federal income tax returns.

The IRS may audit our annual federal information income tax returns. If we are audited, the IRS also may audit your personal federal income tax returns, including prior years’ returns and items that are unrelated to us and may require an adjustment to your tax return.

Our deductions may be challenged by the IRS.

If the IRS audits us, it may challenge the amount of our deductions and the taxable year in which the deductions were claimed, including the deductions for intangible drilling costs and depreciation. Any adjustments made by the IRS to our federal information income tax returns could lead to adjustments on your personal federal income tax returns and could reduce the amount of your deductions from us in the year you invest and subsequent tax years. The IRS also could seek to re-characterize a portion of our intangible drilling costs for drilling and completing our well as some other type of expense, such as lease costs or equipment costs, which would reduce or defer your share of our deductions for those costs.

In addition, depending primarily on when subscription proceeds are received, it is possible that we may prepay in the year you invest most or all of our intangible drilling costs for wells the drilling of which will not begin until the next year. In that event, you will not receive a deduction in the year you invest for your share of our prepaid intangible drilling costs for those wells unless the drilling of the prepaid wells begins on or before the 90th day following the close of our taxable year in which the prepayment was made. The drilling of any partnership well may be delayed due to circumstances beyond the control of our Managing GP and/or the operator, without liability to our Managing GP and/or the operator, as applicable. For example, if prepayment of a well is made in the year you invest and for any reason the drilling of the well does not begin within the 90 day time period in the next tax year, your deduction for prepaid intangible drilling costs for that well must be claimed for your tax year in which the drilling of the well begins, instead of the tax year you invested. Also, there is a greater risk that the IRS will attempt to defer your share of our deduction for intangible drilling costs for drilling and completing any prepaid partnership wells from the tax year in which the prepayment is made by us to the next tax year if there are other additional working interest owners of a prepaid well, because those other working interest owners will not be required to prepay their share of the costs of drilling and completing the wells.

Changes in tax laws may reduce the potential tax benefits available from an investment in us.

The potential tax benefits from an investment in us may be affected by changes in the tax laws. Lower federal income tax rates will reduce to some degree the amount of taxes you save by virtue of your share of our deductions for intangible drilling costs, depletion, and depreciation, and our marginal well production credits, if any. Changes in the tax laws could be made that would reduce your tax benefits from an investment in us. President Obama’s administration has proposed, among other tax law changes, the repeal of certain oil and natural gas tax benefits, including the repeal of the percentage depletion allowance, the election to expense intangible drilling costs (including your option to amortize intangible drilling costs over a 60 month period), the passive activity exception for working interests and the marginal production tax credit. These proposals may or may not be enacted into law. These proposed tax law changes, if enacted, would result in a substantial decrease in your future tax benefits from an investment in us.

Your deduction for intangible drilling costs may be limited for purposes of the alternative minimum tax.

You will be allocated a share of our deduction for intangible drilling costs in the year you invest. Under current tax law, however, your alternative minimum taxable income in the year you invest cannot be reduced by more than 40% by your deduction for intangible drilling costs without creating a tax preference.

On disposition of property by us or on disposition of Interests by you, certain deductions for intangible drilling costs, depletion, and depreciation must be recaptured as ordinary income.

Each investor must recapture certain deductions for intangible drilling costs, depletion, and depreciation as ordinary income on disposition of property by us or on disposition of Interests by such investor. If we dispose of property or an investor transfers or sells an Interest, investors may recognize ordinary income (instead of capital gain) to the extent such deductions for intangible drilling costs, depletion and depreciation must be recaptured.

We and our investors may be subject to other taxes besides federal taxes.

Taxes may be imposed by an investor’s state of residence, the states in which our drilling activities are located and by local authorities. Each investor should obtain professional guidance from the investor’s own tax advisor in evaluating the federal, state and local tax risks involved in investing in us and Interests.

If you are or invest through a tax-exempt entity or organization, you will have unrelated business taxable income from this investment.

Tax-exempt entities and organizations are subject to income tax on unrelated business taxable income (“UBTI”). Such entities and organizations are required to file federal income tax returns if they have UBTI from all sources in excess of $1,000 per year. Our income from our working interests constitutes UBTI. Furthermore, tax-exempt organizations in the form of charitable remainder trusts will be subject to an excise tax equal to 100% of their UBTI. Thus, an investment in the Interests may not be appropriate for a charitable remainder trust and such entities should consult their own tax advisors with respect to an investment in the Interests.

It may be many years before you receive any marginal well production credits, if ever.

Depending primarily on the applicable reference prices for natural gas and oil in the preceding year, there is a federal income tax credit for the sale of qualified marginal natural gas and oil production. Qualified marginal natural gas and oil production sold by us may be sold at prices above the applicable reference prices at which the marginal well production credit is reduced to zero, particularly in our early years when the production from our wells generally is the greatest. Thus, depending primarily on market prices for natural gas and oil, which are volatile, you may not receive any marginal well production credits from us for many years, if ever. Moreover, our Managing GP anticipates that little, if any, of our natural gas and oil production will be qualified production for purposes of this tax credit.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We neither own nor lease office space, developed acreage or any other real property in our business at the present time. We do not currently hold any interests in any properties or prospects on which our wells will be drilled.

Item 3. Legal Proceedings

In the ordinary course of conducting our business, we may be subject to certain claims, suits, and complaints filed against us.  In our Managing GP’s opinion, the outcome of such matters, if any, will not have a material impact on our financial position or results of operations.  We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our Interests will not be publicly traded and there is not expected to be an established public trading market for our Interests. It is unlikely that any such market will develop.

Number of Partners
Title of Class	as of March 26, 2013
Investor General Partner	0
Limited partners	1

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to participate in the offering and sale of Interests pursuant to the offering or to participate in any future offering of our Interests, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our partners a per Interest estimated value of our Interests, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Managing GP prepares statements of our estimated Interest values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Interests.  For these purposes, the estimated value of our Interests is deemed to be $10,000 per Interest as of December 31, 2012.  This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose.  Because this is only an estimate, we may subsequently revise this valuation.

During the offering of our Interests and consistent with NASD Rule 2340(c), the value of our Interests is estimated to be the offering price of $10,000 per Interest (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds.  Following the termination of the offering of our Interests, the estimated value of our Interests will be based on the sum of (i) our estimation of the present worth of future net revenues attributable to our interest in total oil and natural gas proved reserves and its cash value, (ii) cash on hand, and (iii) the estimated market value of all of our other assets determined in accordance with standard industry valuation procedures.  The reserve computations will be based on engineering reports prepared by an independent expert.  In making the reserve value estimate, our Managing GP will use an appropriate discount rate, a constant oil price based on then-existing prices, and natural gas prices based on the then-existing natural gas contracts.  From the total amount, our Managing GP will then subtract an amount equal to all our outstanding debts, obligations and other liabilities and then divide by the total number of Interests outstanding.

The foregoing valuation is an estimate only.  The methodology utilized by our management in estimating our per Interest value will be subject to various limitations and will be based on a number of assumptions and estimates that may or may not be accurate or complete. No liquidity discounts or discounts relating to the fact that we are externally managed will be applied to our estimated per Interest valuation, and no attempt will be made to value us as an enterprise.

As noted above, the foregoing valuation is performed solely for the ERISA and FINRA purposes described above and is based solely on our Managing GP’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Interests or our assets. Except for independent third-party appraisals of certain assets, no independent valuation will be sought. In addition, as stated above, as there is no significant public trading market for our Interests at this time and none is expected to develop, there can be no assurance that partners could receive $10,000 per Interest if such a market did exist and they sold their Interests or that they will be able to receive such amount for their Interests in the future. Furthermore, there can be no assurance:

•         as to the amount partners may actually receive if and when we seek to liquidate our assets; the total amount of distributions our partners may receive may be less than $10,000 per Interest primarily due to the fact that the funds initially available for investment were reduced from the gross offering proceeds in order to pay selling commissions, underwriting fees, organizational and offering expenses, and acquisition or formation fees;

•         that the foregoing valuation, or the method used to establish value, will satisfy the technical requirements imposed on plan fiduciaries under ERISA; or

•         that the foregoing valuation, or the method used to establish value, will not be subject to challenge by the IRS if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the current value of the Interests.

The presentment price we offer in our presentment feature utilizes a different methodology than that which we use to determine the current value of our Interests for the ERISA and FINRA purposes described above and, therefore, the $10,000 per Interest does not reflect the amount that a partner would receive under our presentment feature. In addition, there can be no assurance that a partner will be able to redeem its Interests under our presentment feature.

Item 6. Selected Financial Data

Smaller reporting companies are not required to provide the information required by this item.

Item 7.  Managing General Partner’s Discussion and Analysis of Financial Condition and Results of Operations

Our Managing General Partner’s Discussion and Analysis of Financial Condition and Results of Operations relates to our financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.  Statements made in this section may be considered forward-looking.  These statements are not guarantees of future performance and are based on current expectations and assumptions that are subject to risks and uncertainties.  Actual results could differ materially because of these risks and assumptions, including, among other things, factors discussed in “Part I. Forward-Looking Statements” and “Item 1A. Risk Factors” located elsewhere in this Annual Report on Form 10-K.

Overview

We are a newly organized oil and gas drilling fund whose primary investment objectives are to (i) generate revenue from the production and sale of oil, natural gas and natural gas liquids, (ii) distribute cash to investors, and (iii) provide investors with tax benefits in the year that the offering commences and in future years. The proceeds from the sale of the Interests will be used to invest primarily in oil and liquids-rich natural gas development wells, principally “fluid management” projects, where hydrocarbons are known to be present, located in the Mid-Continent region of the United States, with the potential investment in properties located within other types of projects and/or in other geographic areas that we may, from time to time, identify as prospective. A development well is a well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“US GAAP”) requires our Managing GP to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of depreciation and impairment of long-lived assets and goodwill, reserve estimates and asset retirement obligations.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•         Depreciation and impairment of long-lived assets and goodwill;

•         Reserve estimates; and

•         Asset retirement obligations.

Long-Lived Assets

The cost of property, plant and equipment, less estimated salvage value, is generally depreciated on a straight-line basis over the estimated useful lives of the assets. Useful lives are based on historical experience and are adjusted when changes in planned use, technological advances or other factors indicate that a different life would be more appropriate. Changes in useful lives that do not result in the impairment of an asset are recognized prospectively.

Long-lived assets other than goodwill and intangibles with infinite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. A long-lived asset other than goodwill and intangibles with infinite lives is considered to be impaired when the undiscounted net cash flows expected to be generated by the asset are less than its carrying amount. Events or changes in circumstances that would indicate the need for impairment testing include, among other factors: operating losses; unused capacity; market value declines; technological developments resulting in obsolescence; changes in demand for our products; changes in competition and competitive practices; uncertainties associated with the United States and world economies; changes in the expected level of environmental capital, operating or remediation expenditures; and changes in governmental regulations or actions. Additional factors impacting the economic viability of long-lived assets are discussed under “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Goodwill and Intangibles with Infinite Lives

Goodwill and intangibles with infinite lives must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the related asset might be impaired. An impairment loss should be recognized if the carrying value exceeds its estimated fair value.

Reserve Estimates

Our estimates of proved natural gas and oil reserves and future net revenues from them are based upon reserve analyses that rely upon various assumptions, including those required by the SEC, as to natural gas and oil prices, drilling and operating expenses, capital expenditures and availability of funds. Any significant variance in these assumptions could materially affect the estimated quantity of our reserves. As a result, our estimates of proved natural gas and oil reserves are inherently imprecise. Actual future production, natural gas and oil prices, revenues, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves may vary substantially from our estimates or estimates contained in the reserve reports. In addition, our proved reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing natural gas and oil prices, mechanical difficulties, governmental regulation and other factors, many of which are beyond our control.

Asset Retirement Obligations

On an annual basis, we estimate the cost of future dismantlement, restoration, reclamation and abandonment of our operating assets. We also estimate the salvage value of equipment recoverable upon abandonment. Projecting future retirement cost estimates is difficult as it involves the estimation of many variables such as economic recoveries of reserves, future labor and equipment rates, future inflation rates and our credit adjusted risk free rate. To the extent future revisions to these assumptions impact the fair value of our existing asset retirement obligation, a corresponding adjustment is made to our gas and oil properties and other property, plant and equipment. A decrease in salvage values or an increase in dismantlement, restoration, reclamation and abandonment costs from those we have estimated, or changes in their estimates or costs, could reduce our gross profit from operations.

Operations

As of December 31, 2012, we had no operations and had not made any investments. We will commence operations following receipt and acceptance of subscriptions for 200 Interests and the admission of subscribers as limited partners or investor general partners. Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on July 10, 2012.

Liquidity and Capital Resources

Summary

As of December 31, 2012, we had $1,001 in cash.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

None.

Off-Balance Sheet Transactions

None.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 8.  Financial Statements

Report of Independent Registered Public Accounting Firm	28
Balance Sheets	29
Notes to Balance Sheets	30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

ICON Oil & Gas Fund-A L.P.

We have audited the accompanying balance sheets of ICON Oil & Gas Fund-A L.P. (the “Partnership”) as of December 31, 2012 and 2011. These balance sheets are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these balance sheets based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets, assessing the accounting principles used and significant estimates made by management, and evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of ICON Oil & Gas Fund-A L.P. at December 31, 2012 and 2011 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

March 28, 2013

ICON Oil & Gas Fund-A L.P.
(A Delaware Limited Partnership)
Balance Sheets

	December 31,
	2012	2011
Assets
Cash	$1,001	$1,001
Total assets	$1,001	$1,001
Partners' Equity
Partners’ equity:
Limited Partner	$1,000	$1,000
Managing General Partner	1	1
Total partners’ equity	$1,001	$1,001

See accompanying notes to balance sheets.

ICON Oil & Gas Fund-A L.P.

(A Delaware Limited Partnership)

Notes to Balance Sheets

December 31, 2012

1)  Description of Business

ICON Oil & Gas Fund-A L.P. (the “Partnership”) was formed on May 9, 2011 as a Delaware limited partnership. ICON Oil & Gas GP, LLC, a Delaware limited liability company (the “Managing GP”), is the managing general partner for the Partnership. The Partnership is offering investor general partner and limited partner interests (collectively, the “Interests”) on a “best efforts” basis with the intention of raising up to $200,000,000 of capital. Upon raising a minimum of $2,000,000, investors will be admitted and the Partnership will commence operations. The Partnership’s Registration Statement on Form S-1, as amended, was declared effective by the SEC on July 10, 2012.  In the event the Partnership does not raise the minimum of $2,000,000 by July 10, 2013, the escrow agent for the Partnership will return all investor proceeds received prior to such date.

At any time prior to the time that the offering of Interests is terminated, the Partnership may, at its sole discretion, increase the offering to a maximum of up to $300,000,000 of capital, consisting of 30,000 Interests. The Partnership is currently in its offering period, which commenced on July 10, 2012 and is anticipated to end no later than July 2014, unless the offering period is extended by the Managing GP.

The Partnership’s primary investment objectives are to (i) generate revenue from the production and sale of oil, natural gas and natural gas liquids, (ii) distribute cash to investors, and (iii) provide investors with tax benefits. The proceeds from the sale of Interests will be used to invest primarily in oil and liquids-rich natural gas development wells, principally “fluid management” projects, where hydrocarbons are known to be present, located in the Mid-Continent region of the United States, with the potential investment in properties located within other types of projects and/or in other geographic areas that the Partnership may, from time to time, identify as prospective.

The Partnership’s fiscal year ends on December 31.

2)  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying balance sheets of the Partnership have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). As the Partnership had no operations as of December 31, 2012 or 2011, no statements of operations, changes in equity or cash flows are presented.

Cash and Cash Equivalents

The Partnership’s cash is held at one financial institution and at times may exceed insured limits. The Partnership periodically evaluates the creditworthiness of this institution and has not experienced any losses on such deposits. The Partnership did not have any cash equivalents at December 31, 2012 or 2011.

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

December 31, 2012

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

Income Tax

The Partnership is taxed as a partnership for federal and state income tax purposes. No provision for income taxes has been recorded since the liability for such taxes is that of each of the partners rather than the Partnership. The Partnership’s income tax returns will be subject to examination by the federal and State taxing authorities, and changes, if any, could adjust the individual income tax of the partners. The Partnership recognizes interest and penalties, if any, related to unrecognized tax benefit in income tax expense.

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

December 31, 2012

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

6)  Transactions with Related Parties

Pursuant to the terms of an administration agreement, the Partnership has engaged an affiliate, ICON Capital, LLC, a Delaware limited liability company (“ICON Capital”), to, among other things, provide the Partnership with facilities, investor relations and administrative support. ICON Securities, LLC, an affiliate of the Managing GP (“ICON Securities”), will act as the dealer-manager for the offering of the Interests.

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

December 31, 2012

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

ICON Oil & Gas Fund-A L.P.

(A Delaware Limited Partnership)

Notes to Balance Sheets

December 31, 2012

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2012, as well as the financial statements for our Managing GP, our Managing GP carried out an evaluation, under the supervision and with the participation of the management of our Managing GP, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing GP’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing GP’s disclosure controls and procedures were effective.

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

Our Managing GP’s Co-Chief Executive Officers and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this Annual Report on Form 10-K.

Evaluation of internal control over financial reporting

This annual report does not include a report on management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in internal control over financial reporting

There were no changes in our Managing GP’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's Managing General Partner and Corporate Governance

We will have no officers, directors or employees. Instead, our Managing GP was formed as a Delaware limited liability company on May 9, 2011 to serve as our managing general partner. Our Managing GP manages and controls our business affairs including, but not limited to, drilling activity. The sole member of our Managing GP is ICON Investment Group, LLC. Pursuant to the terms of an administration agreement, our Managing GP has engaged ICON Capital to, among other things, provide it with facilities, investor relations and administrative support. ICON Capital is headquartered at 3 Park Avenue, 36th Floor, New York, New York 10016, which is also our Managing GP’s principal office.

Directors, executive officers and key personnel of our Managing GP are as follows:

Name	Age	Title
Michael A. Reisner	42	Co-Chairman, Co-Chief Executive Officer and Co-President
Mark Gatto	40	Co-Chairman, Co-Chief Executive Officer and Co-President
Louis Raniero	41	Managing Director
Nicholas A. Sinigaglia	43	Managing Director
John Y. Koren	60	Managing Director
John Abney	61	Managing Director, Vice President and Senior Geologist
Paul A. Bryden	61	Vice President and Senior Geologist
Steven R. Hash	60	Vice President and Chief Engineer

Biographical information regarding the above directors, executive officers and key personnel of our Managing GP is set forth below.

Michael A. Reisner,  Co-Chairman, Co-Chief Executive Officer and Co-President, joined ICON Capital in 2001. Mr. Reisner was formerly Chief Financial Officer of ICON Capital from January 2007 through April 2008. Mr. Reisner was also formerly Executive Vice President — Acquisitions of ICON Capital from February 2006 through January 2007. Mr. Reisner was Senior Vice President and General Counsel of ICON Capital from January 2004 through January 2006. Mr. Reisner was Vice President and Associate General Counsel of ICON Capital from March 2001 until December 2003. Previously, from 1996 to 2001, Mr. Reisner was an attorney with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Through his extensive experiences as a senior executive, including his time as chief financial officer of ICON Capital, Mr. Reisner brings business expertise, finance and risk assessment skills to our Managing GP and us. Mr. Reisner’s prior position as a corporate attorney allows him to bring to our Managing GP and us the benefit of his experience negotiating and structuring various investment transactions as well as an understanding of the legal, business, compliance and regulatory issues facing publicly registered limited partnerships.

Mark Gatto, Co-Chairman, Co-Chief Executive Officer and Co-President, joined ICON Capital in 1999 and was previously Executive Vice President and Chief Acquisitions Officer from May 2007 to January 2008. Mr. Gatto was formerly Executive Vice President — Business Development of ICON Capital from February 2006 to May 2007 and Associate General Counsel from November 1999 through October 2000. Before serving as Associate General Counsel, Mr. Gatto was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. From November 2000 to June 2003, Mr. Gatto was Director of Player Licensing for the Topps Company and, in July 2003, he co-founded ForSport Enterprises, LLC, a specialty business consulting firm in New York City, and served as its managing partner before re-joining ICON Capital in April 2005. Mr. Gatto received an M.B.A. from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Through his broad experiences in business and corporate development, Mr. Gatto brings to our Managing GP and us a unique business expertise as well as extensive financial and risk assessment abilities. Mr. Gatto’s service with ICON Capital provides him with a specific understanding of our Managing GP and us, our operations, and the business and regulatory issues facing publicly registered limited partnerships.

Louis Raniero, Managing Director, joined ICON Capital in August 2008. From October 2006 to July 2008, Mr. Raniero was a Partner at Ernst & Young in the Banking and Capital Markets group based in Hong Kong where he was responsible for managing tax services provided to global financial services institutions in the Asia-Pacific region. Before his position in Hong Kong, Mr. Raniero was in Ernst & Young’s Latin American Business Center (based in New York and Sao Paulo) where he specialized in advising U.S. multinational companies on cross-border transactions with Latin America. Prior to that, he was in Ernst & Young’s International Tax Group in New York where he advised U.S. multinational companies on global integrated tax solutions. Mr. Raniero received a J.D. from Seton Hall University School of Law and a B.S. in Accounting from Rutgers University. Mr. Raniero is a certified public accountant.

Nicholas A. Sinigaglia, Managing Director, joined our Managing GP in March 2008 as a Vice President of Accounting and Finance and was promoted to Managing Director in July 2011. Mr. Sinigaglia was previously the Chief Financial Officer of Smart Online, Inc. from February 2006 through March 2008 and the Vice President of Ray-X Medical Management Corp. from 1997 through 2005. Mr. Sinigaglia began his accounting career at Arthur Andersen LLP in 1991, where he was employed through 1997, rising to the level of Audit Manager. Mr. Sinigaglia received a B.S. from the University of Albany and is a certified public accountant.

John Y. Koren, Managing Director, serves as a special advisor to ICON Capital on its Advisory Board and is a founder and co-managing partner of Hudson Partners Group, an advisor to alternative investment fund managers, which he co-founded in March 2007. From 2000 to March 2007, Mr. Koren was a Senior Managing Director of Bear, Stearns & Co. and co-head of the firm’s Private Funds Group. From 1991 to 1999, he was a partner in the Bear Stearns Fixed Income Sales Group, where he managed the Corporate Coverage department. He also managed the International group, the Emerging Markets group, and became Worldwide Corporate High Grade Product Manager. Previously, Mr. Koren ran the Corporate Coverage department at Morgan Stanley. Mr. Koren started his career on Wall Street with the Bank of Nova Scotia, where he rose to become Assistant Agent of their New York Agency. Following a successful tenure representing the Bank of Nova Scotia’s treasury and corporate services, he joined Singer Co. as Director of International Finance. From there, he went on to become the youngest Assistant Treasurer at Uniroyal Corporation. Mr. Koren holds a B.A. and an M.A. in Economics from Manhattanville College, where he has served as a Trustee. Mr. Koren will be dedicating his time, and the resources of his advisory firm, to our Managing GP on an as-needed basis.

John Abney, Managing Director, Vice President and Senior Geologist, joined our Managing GP in November 2011. Mr. Abney has been involved in all aspects of oil and gas project generation and development for the last 33 years. Prior to joining our Managing GP, Mr. Abney was a Senior Geological Consultant to Tangier Ltd., as well as a consulting geologist to various other oil and gas exploration and production companies, from March 2011 to October 2011 and to Millbrae Energy, LLC from its inception in August 2001 to February 2011. Prior to Millbrae, Mr. Abney worked with Surf Energy, Inc. as an independent petroleum geologist/landman from July 1979 to July 1982 and as a consulting petroleum geologist/landman from July 1985 until August 2001. Mr. Abney was also a landman with Energy Exchange Corporation from July 1983 to May 1985 and a landman with Vulcan Energy Corporation from July 1982 to July 1983. Mr. Abney is a certified Petroleum Geologist (AAPG 5657) by the American Association of Petroleum Geologists and an active member of the Tulsa Geological Society, the Oklahoma City Geological Society and the Society of Independent Professional Earth Scientists. Mr. Abney is also a board certified geologist in the State of Texas. Mr. Abney is also a member of the Oklahoma Well Log Library where he has served as a board member for the past 15 years. Mr. Abney received his B.S. in Geology from the University of Tulsa and a B.A. and M.P.A. from the University of Oklahoma. Mr. Abney will devote 90% of his time to the business and affairs of our Managing GP and 10% of his time to independent projects.

Paul A. Bryden, Vice President and Senior Geologist, joined our Managing GP in November 2011. Mr. Bryden has been working as a prospect generator and development geologist in the Mid-Continent region of the United States for the past 34 years. Since May 2010, Mr. Bryden has worked as an independent consulting petroleum geologist through his companies, Dagwood Energy, Inc. and PKB Royalty, LLC. From May 2006 to April 2010, Mr. Bryden was Chief Geologist for North American Petroleum Corp. USA. Mr. Bryden was previously a consulting petroleum geologist for Altex Energy Corporation from February 2003 to May 2006, where he was instrumental in planning and implementing the first horizontal Hunton well drilled in Oklahoma in 2001. Prior to Altex, Mr. Bryden was a consulting petroleum geologist for New Dominion, LLC from March 1997 to February 2003, where he was involved in the earliest stages of the development of the Hunton dewatering play. Mr. Bryden has been involved with the geological planning and implementation of over 70 horizontal Hunton dewatering wells since 2001 and over 100 vertical Hunton wells since 1997. Mr. Bryden is a Certified Petroleum Geologist (AAPG 4224) by the American Association of Petroleum Geologists and is a member of the Tulsa Geological Society, where he has served as a Councilor, Secretary and as Chairman of various committees. Mr. Bryden is also a past board member of the Petroleum Club of Tulsa and a member of the Oklahoma City Geological Society. Mr. Bryden received his B.S. in Geology from the University of Tulsa. Mr. Bryden will be devoting 90% of his time working for our Managing GP, and the other 10% will be devoted to Dagwood Energy, Inc. and PKB Royalty, LLC.

Steven R. Hash, P.E., Vice President and Chief Engineer, joined our Managing GP in November 2011. Mr. Hash is a Licensed Professional Engineer with expertise in well drilling, completion and production operations as well as property evaluation and acquisitions. Since August 1999, Mr. Hash has worked as an independent consulting engineer through his company, EXACT Engineering, Inc. EXACT is a full service, certified, petroleum engineering and consulting firm headquartered in Tulsa, Oklahoma for which Mr. Hash is President. EXACT has served over 200 client companies providing engineering expertise in both vertical and horizontal well construction and development, completion best practices and artificial lift methods. From October 1998 to July 1999, Mr. Hash was a Drilling and Production Manager for Spring Resources, Inc. Prior to that, Mr. Hash was a Drilling and Production Manager for Toklan Oil and Gas Corporation from March 1993 to September 1998 and a Manager of Operations for Geodyne Resources, Inc. from June 1979 to February 1993 in connection with its publicly registered PaineWebber-Geodyne Energy Income Programs. From March 1975 to May 1979, Mr. Hash worked as a Field Petroleum Engineer in Oklahoma and as Division Drilling Engineer for Texaco, Inc. (now owned by Chevron Corporation). Mr. Hash received his B.S. in Civil Engineering from Virginia Tech. He is an active member of the Society of Petroleum Engineers, the American Association of Drilling Engineers and the American Association of Petroleum Geologists. Mr. Hash will be dedicating his time, and the resources of his engineering consulting company, to our Managing GP on an as-needed basis.

Code of Ethics

 Our Managing GP, on our behalf, has adopted a code of ethics for its Co-Chief Executive Officers and Principal Financial and Accounting Officer.  The Code of Ethics is available free of charge by requesting it in writing from our Managing GP.  Our Managing GP’s address is 3 Park Avenue, 36th Floor, New York, New York 10016.

Item 11. Executive Compensation

We have no directors or officers. Our Managing GP will receive a share of our revenues. Our Managing GP’s revenue share will be in the same percentage that its capital contribution bears to the total capital contributions, plus an additional 10% of our revenues. In addition, our Managing GP and its affiliates will be reimbursed for organizational and offering expenses incurred in connection with our organization and offering of the Interests and administrative expenses incurred in connection with our operations.

Item 12. Security Ownership of Certain Beneficial Owners and the Managing General Partner and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.
(b)	As of March 26, 2013, no directors or officers of our Managing GP own any of our equity securities.
(c)	Neither we nor our Managing GP are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” for a discussion of our related party transactions.  See Note 6 to our financial statements for a discussion of our transactions with related parties, respectively.

Because we are not listed on any national securities exchange or inter-dealer quotation system, we have elected to use the Nasdaq Stock Market’s definition of “independent director” in evaluating whether any of our Managing GP’s directors are independent. Under this definition, the board of directors of our Managing GP has determined that our Managing GP does not have any independent directors, nor are we required to have any.

Item 14. Principal Accounting Fees and Services

During the year ended December 31, 2012, our auditors provided audit services relating to our Registration Statement on Form S-1, our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  The following table presents the fees for both audit and non–audit services rendered by Ernst & Young LLP for the years ended December 31, 2012 and December 31, 2011:

	2012	2011
Audit Fees (1)	$90,205	$73,360
Audit Related Fees (2)	13,595	3,720
	$103,800	$77,080

(1) Audit Fees - The aggregate fees billed by our independent auditors, Ernst and Young LLP, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2012 and 2011, and for the review of the financial statements included in our Quarterly Reports on Form 10-Q during 2012.

(2) Audit Related Fees - Fees paid to our external auditors in connection with consultations regarding US GAAP and SEC reporting matters.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

See index to financial statements included as Item 8 to this Annual Report on Form 10-K hereof.

2. Financial Statement Schedules

Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

3. Exhibits:

3.1    Certificate of Limited Partnership of ICON Oil & Gas Fund-A L.P. filed with the Delaware Secretary of State (Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 filed with the SEC on September 28, 2011 (File No. 333-177051-03)).

4.1    Form of Amended and Restated Limited Partnership Agreement of Registrant (Incorporated by reference to Appendix A to Registrant’s Prospectus Supplement No. 2 filed with the SEC on December 21, 2012 (File No. 333-177051-03)).

10.1 Form of Participation Agreement (Incorporated by reference to Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 filed with the SEC on September 28, 2011 (File No. 333-177051-03)).

31.1 Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer.

32.1 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Oil & Gas Fund-A L.P.

(Registrant)

By: ICON Oil & Gas GP, LLC

      (Managing General Partner of the Registrant)

March 28, 2013

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)
By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ICON Oil & Gas Fund-A L.P. (Registrant) By: ICON Oil & Gas GP, LLC (Managing General Partner of the Registrant) March 28, 2013
By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)
By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)
By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)