Form 10-Q
period 2013-03-31
ICON Oil & Gas Fund-A L.P.
filed 2013-05-10
CIK 1529692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2013

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number	333-177051-03

ICON OIL & GAS FUND-A L.P.
(Exact name of registrant as specified in its charter)

Delaware	45-3053605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

427 South Boston Avenue, Suite 703, Tulsa, Oklahoma	74103
(Address of principal executive offices)	(Zip code)

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

☑  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☑  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,’’ “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes     ☑  No

Number of outstanding limited partner interests and investor general partner interests of the registrant on May 10, 2013 is 1 and 0, respectively.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ICON Oil & Gas Fund-A L.P.
(A Delaware Limited Partnership)
Balance Sheets

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Cash	$1,001	$1,001

Total Assets	$1,001	$1,001
Partners' Equity
Partners’ Equity:
Limited Partner	$1,000	$1,000
Managing General Partner	1	1

Total Partners’ Equity	$1,001	$1,001

See accompanying notes to balance sheets.

ICON Oil & Gas Fund-A L.P.

(A Delaware Limited Partnership)

Notes to Balance Sheets

March 31, 2013

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

2)  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying balance sheets of the Partnership have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. These balance sheets should be read together with the balance sheets and notes included in the Partnership's Annual Report on Form 10-K as of December 31, 2012. As the Partnership had no operations as of March 31, 2013, no statements of operations, changes in equity or cash flows are presented.

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

March 31, 2013

(unaudited)

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

6)  Transactions with Related Parties

Pursuant to the terms of an administration agreement, the Partnership has engaged an affiliate, ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (“ICON Capital”), to, among other things, provide the Partnership with facilities, investor relations and administrative support. ICON Securities, LLC, formerly known as ICON Securities Corp. (“ICON Securities”), an affiliate of the Managing GP, will act as the dealer-manager for the offering of the Interests.

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

March 31, 2013

(unaudited)

•         The selling dealers are entitled to receive a sales commission of up to 7% of the gross offering proceeds, which sales commissions may be subject to reduction for certain large purchases of Interests.

•        The Managing GP will receive a management fee from the Partnership equal to the difference between the sum of (i) the dealer-manager fee, (ii) all sales commissions, and (iii) all organizational and offering costs and 15% of gross offering proceeds.

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

Item 2.  Managing General Partner’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read together with our unaudited balance sheet and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited balance sheets and related notes included in our Annual Report Form 10-K for the year ended December 31, 2012.  This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Operations

As of March 31, 2013, we had no operations and had not made any investments. We will commence operations following receipt of offering proceeds of $2,000,000, and the admission of subscribers as limited partners or investor general partners. Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on July 10, 2012.

Liquidity and Capital Resources

Summary

As of March 31, 2013 and December 31, 2012, we had $1,001 in cash.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2013, our Managing GP carried out an evaluation, under the supervision and with the participation of the management of our Managing GP, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing GP’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing GP’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

May 10, 2013

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Nicholas Sinigaglia
Nicholas Sinigaglia
Managing Director (Principal Financial and Accounting Officer)