Form 10-Q
period 2013-06-30
ICON Oil & Gas Fund-A L.P.
filed 2013-08-14
CIK 1529692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2013

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-54943

ICON OIL & GAS FUND-A L.P.
(Exact name of registrant as specified in its charter)

Delaware	45-3053605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

427 South Boston Avenue, Suite 703, Tulsa, Oklahoma	74103
(Address of principal executive offices)	(Zip Code)

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

☐  Yes     ☑  No

Number of outstanding limited partner interests and investor general partner interests of the registrant on August 8, 2013 is 87 and 144, respectively.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ICON Oil & Gas Fund-A L.P.
(A Delaware Limited Partnership)
Balance Sheets

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash	$1,001	$1,001
Total current assets	1,001	1,001
Property and equipment:
Oil and gas properties, successful efforts:
Unproved oil and natural gas properties	13,196	-
Prepaid drilling costs	20,448	-
Total property and equipment	33,644	-
Total assets	$34,645	$1,001

Partners' Equity
Partners’ equity:
Limited partner	$1,000	$1,000
Managing General Partner	33,645	1
Total partners' equity	$34,645	$1,001

See accompanying notes to financial statements.

ICON Oil & Gas Fund-A L.P.
(A Delaware Limited Partnership)
Statement of Operations
(unaudited)

Period from June 3, 2013 (Commencement
of Operations) through
June 30, 2013
Cost and expenses:
Exploratory costs	$19,767
Total expenses	19,767
Net loss	$(19,767)

Allocation of net loss:
Limited partner	$-
Managing General Partner	(19,767)
$(19,767)

See accompanying notes to financial statements.

ICON Oil & Gas Fund-A L.P.
(A Delaware Limited Partnership)
Statement of Changes in Equity

	Limited Partnership Interests	Limited Partner	Managing General Partner	Total Partner's Equity
Balance, December 31, 2012	1	$1,000	$1	$1,001
Capital contribution	-	-	53,411	53,411
Net loss	-	-	(19,767)	(19,767)
Balance, June 30, 2013 (unaudited)	1	$1,000	$33,645	$34,645

See accompanying notes to financial statements.

ICON Oil & Gas Fund-A L.P.
(A Delaware Limited Partnership)
Statement of Cash Flows
(unaudited)

Period from June 3, 2013 (Commencement of
Operations) through
June 30, 2013
Cash flows from operating activities:
Net loss	$(19,767)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Exploratory costs of unproved oil and natural gas properties	19,767
Net cash provided by (used in) operating activities	-
Cash flows from investing activities:
Investment in unproved oil and natural gas properties	(53,411)
Net cash used in investing activities	(53,411)
Cash flows from financing activities:
Proceeds from capital contribution by Managing General Partner	53,411
Net cash provided by financing activities	53,411
Net change in cash	-
Cash, beginning of period	1,001
Cash, end of period	$1,001

See accompanying notes to financial statements.

ICON Oil & Gas Fund-A L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

June 30, 2013

(unaudited)

1)  Description of Business

ICON Oil & Gas Fund-A L.P. (the “Partnership”) was formed on May 9, 2011 as a Delaware limited partnership. ICON Oil & Gas GP, LLC, a Delaware limited liability company (the “Managing GP”), is the managing general partner for the Partnership. The Partnership is offering investor general partner and limited partner interests (collectively, the “Interests”) on a “best efforts” basis with the intention of raising up to $200,000,000 of capital. The Partnership’s Registration Statement on Form S-1, as amended, was declared effective by the Securities and Exchange Commission (the “SEC”) on July 10, 2012. The Partnership raised the minimum of $2,000,000 on July 9, 2013 (the “Initial Closing Date”), at which time, the limited partners and investor general partners were admitted to the Partnership.

At any time prior to the time that the offering of Interests is terminated, the Partnership may, at its sole discretion, increase the offering to a maximum of up to $300,000,000 of capital, consisting of 30,000 Interests. The Partnership is currently in its offering period, which commenced on July 10, 2012 and is anticipated to end no later than July 10, 2014, unless the offering period is extended by the Managing GP.

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

2)  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Partnership have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. In the opinion of the Managing GP, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. These financial statements should be read together with the balance sheets and notes included in the Partnership's Annual Report on Form 10-K as of December 31, 2012. The results for the interim period are not necessarily indicative of the results for the full year.

3)  Participation in Costs and Revenues

The Managing GP and investors in the Partnership will participate in certain costs (in excess of cumulative revenues) and revenues (in excess of cumulative costs), after deducting from the Partnership’s gross revenue the landowners' royalties and any other lease burdens.  Following the Managing GP’s capital contribution,(1) the Managing GP and investors in the Partnership will participate in costs and revenues as follows:

•      Drilling, equipment, lease and organizational and offering costs will be charged 1% to the Managing GP and 99% to the investors.

•      Administrative, direct and other costs will be charged 11% to the Managing GP and 89% to the investors.(2)

•      Production revenues and other proceeds will be credited 11% to the Managing GP and 89% to the investors.

(1) The allocation of costs and revenues assumes that the Managing GP makes a capital contribution equal to 1% of the total investor capital contributions and does not purchase any Interests.

(2)     Production revenue otherwise allocable between the investors and the Managing GP is intended to be used to pay these costs. If, however, these costs exceed the Partnership’s production revenue, then in any given year the investors and the Managing GP may bear a percentage of these costs that differs from their share of the production revenue in that year, which share may vary from year to year under the Partnership’s limited partnership agreement. Other such costs also include the plugging and abandonment costs of the wells after their economic reserves have been produced and depleted. If the Managing GP pays for any portion of any of these costs, the Managing GP will receive a share of the Partnership’s revenues in the same percentage as such costs are paid by the Managing GP.

ICON Oil & Gas Fund-A L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

June 30, 2013

(unaudited)

4)  Capital Contributions

The Managing GP made an initial capital contribution of $1 to the Partnership. In addition, ICON Investment Group, LLC, a Delaware limited liability company and affiliate of the Managing GP (“IIG”), made an initial capital contribution of $1,000 to the Partnership and was admitted as a limited partner on September 19, 2011. On June 4, 2013, the Managing GP made an additional capital contribution of $53,411 to fund the Partnership’s initial investment in two oil and gas prospects located in Kansas (described further in Note 5).  For the period ended June 30, 2013, all losses were allocated to the Managing General Partner as IIG’s capital contribution was intended to be returned.  On July 25, 2013, the Partnership returned the initial capital contribution of $1,000 to IIG.

5)  Oil and Gas Operations

The Partnership expects to partner with one or more oil and gas operators, in each case, subject to a participation agreement or other similar type of agreement. Each such agreement is generally expected to provide that the related operator will conduct and direct, and have full control of, all operations with respect to specified oil and natural gas prospects within one or more projects.

For working interests, each participation agreement is expected to continue in force so long as any of the oil and natural gas leases subject to such participation agreement remain or are continued in force as to the projects, whether by production, extension, renewal or otherwise. The operators will receive compensation, at competitive rates, for drilling and completing the Partnership’s wells pursuant to the related participation agreement. When the Partnership’s wells begin producing oil and/or natural gas in commercial quantities, the related operators may receive any or all of the following: (i) compensation equal to a percentage of certain costs, (ii) reimbursement at actual cost for all direct expenses incurred by the operator on behalf of the Partnership, (iii) well supervisory fees, at competitive rates, for maintaining and operating the wells during operations, and (iv) gathering fees, at competitive rates, for their services in gathering and transporting the Partnership’s oil and/or natural gas production.

On June 3, 2013, the Partnership acquired a 9% working interest in an undeveloped prospect in Barton County, Kansas (“Barton”), covering approximately 320 gross acres and a 9% working interest in an undeveloped prospect in Ness County, Kansas (“Davenport”), covering approximately 480 gross acres. Drilling operations commenced as of June 20, 2013 in these prospects.

On June 26, 2013, a pilot well drilled by the operator within the Cherokee formation of the Davenport prospect reached its target depth.  The pilot well was successful in encountering multiple stacked Cherokee sand high-quality reservoir developments which had better reservoir quality than another producing well in the area, however, the reservoir appeared to have only 2 feet of possible oil production on top of 10 feet of water and oil, which would have limited the ability to economically produce from the primary target area. The Managing GP and operator intend to determine a more suitable location to drill a second well to maximize the hydrocarbons to be recovered from this prospect.  The pilot well was plugged and all related costs associated with this well were expensed as exploratory costs.

On July 4, 2013, a pilot well drilled by the operator within the Reagan formation of the Barton prospect reached its target depth.  Based upon the initial evaluation of all information gathered from the pilot well, including well logs and surrounding geology, and in consultation with the operator, the Managing GP believes that there is potential for oil and

ICON Oil & Gas Fund-A L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

June 30, 2013

(unaudited)

gas production.  Accordingly, the Managing GP has determined to complete this well and commence installing production equipment. As of June 30, 2013, the Partnership’s balance sheet includes a well-in-process in the amount of $10,326.

6)  Transactions with Related Parties

Pursuant to the terms of an administration agreement, the Partnership has engaged an affiliate, ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (“ICON Capital”), to, among other things, provide the Partnership with facilities, investor relations and administrative support. ICON Securities, LLC, a Delaware limited liability company formerly known as ICON Securities Corp. (“ICON Securities”), an affiliate of the Managing GP, will act as the dealer-manager for the offering of the Interests.

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

•        The Managing GP will receive a management fee from the Partnership equal to the difference between the sum of (i) the dealer-manager fee, (ii) all sales commissions, and (iii) all organizational and offering costs and 15% of gross offering proceeds from the sale of Interests.

•         The Partnership will reimburse the Managing GP and its affiliates for their (i) administrative costs, (ii) direct costs, and (iii) other costs incurred on behalf of the Partnership in drilling and maintaining its wells.

 The Managing GP will receive a share of the Partnership’s revenues. The Managing GP’s revenue share will be in the same percentage that its capital contribution bears to the total capital contributions, plus an additional 10% of the Partnership’s revenues. The Managing GP will make a minimum capital contribution at least equal to 1% of total investor capital contributions. In addition, the Managing GP and its affiliates will be reimbursed for organizational and offering costs incurred in connection with the Partnership’s organization and offering of the Interests and administrative expenses incurred in connection with the Partnership’s operations.

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

7)  Subsequent Events

On July 25, 2013, the Partnership returned the initial capital contribution of $1,000 to IIG.  During the period from July 10, 2012 through August 8, 2013, the Partnership sold 87 Interests to 21 limited partners and 144 Interests to 40 investor general partners, respectively, representing an aggregate of $2,301,020 of capital contributions. Investors from the Commonwealth of Pennsylvania and the States of Tennessee, Texas and Ohio will not be admitted until the Partnership raises total equity in the amount of $10,000,000, which has not yet been achieved. During the period from the Initial Closing Date through August 8, 2013, the Partnership paid or accrued the following commissions and fees in connection with the offering of Interests: (i) sales commissions to third parties in the amount of $151,068 and (ii) dealer-

ICON Oil & Gas Fund-A L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

June 30, 2013

(unaudited)

manager fees in the amount of $67,081 to ICON Securities. In addition, the Managing GP and its affiliates, on the Partnership’s behalf, incurred organizational and offering costs in the amount of $1,857,283 through August 8, 2013, of which the Partnership will not be responsible for paying any amount greater than 5% of gross offering proceeds.

 Item 2.  Managing General Partner’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read together with our unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited balance sheets and related notes included in our Annual Report Form 10-K for the year ended December 31, 2012.  This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Operations

On June 3, 2013, we acquired a 9% working interest in an undeveloped prospect in Barton County, Kansas, covering approximately 320 gross acres and a 9% working interest in an undeveloped prospect in Ness County, Kansas, covering approximately 480 gross acres. Drilling operations commenced as of June 20, 2013 in these prospects.

On June 26, 2013, a pilot well drilled by the operator within the Cherokee formation of the Davenport prospect reached a total depth of 4,299 feet.  The pilot well was successful in encountering multiple stacked Cherokee sand high-quality reservoir developments which had better reservoir quality than another producing well in the area, however, the reservoir appeared to have only 2 feet of possible oil production on top of 10 feet of water and oil, which would have limited our ability to economically produce from the primary target area. The Managing GP and operator intend to determine a more suitable location to drill a second well to maximize the hydrocarbons to be recovered from this prospect.  The pilot well was plugged and all related costs associated with this well were expensed as exploratory costs.

On July 4, 2013, a pilot well drilled by the operator within the Reagan formation of the Barton prospect reached a total depth of 3,800 feet.  Based upon the initial evaluation of all information gathered from the pilot well, including well logs and surrounding geology, and in consultation with the operator, the Managing GP believes that there is potential for oil and gas production.  Accordingly, the Managing GP has determined to complete this well and commence installing production equipment at which time this project will be reclassified to “proved developed” properties.

Liquidity and Capital Resources

Summary

As of June 30, 2013 and December 31, 2012, we had $1,001 in cash.

As we sell Interests, we will experience a relative increase in liquidity as cash is received and then, a relative decrease in liquidity as cash is expended to make investments.  In addition, we anticipate that a portion of our liquidity will be used to finance future cash calls of the Barton and Davenport prospects.  We do not believe these future cash calls will have a significant effect on our liquidity or ability to operate.

However, unanticipated or greater than anticipated operating costs or losses would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by operating and financing activities. Our Managing GP does not intend to fund any cash flow deficit of ours or provide other financial assistance to us, except as may be described in our prospectus, dated July 10, 2012, as amended or supplemented from time to time.

As of the Initial Closing Date, we raised a minimum of $2,000,000 from the sale of our Interests, at which time the limited partners and investor general partners were admitted.  On July 25, 2013, we returned the initial capital contribution of $1,000 to IIG.  From the commencement of our offering period on July 10, 2012 through August 8, 2013, we sold 87 Interests to 21 limited partners and 144 Interests to 40 investor general partners, representing an aggregate of $2,301,020 of capital contributions. During the period from the Initial Closing Date through August 8, 2013, we have paid or accrued sales commissions to third parties of $151,068 and dealer-manager fees to ICON Securities of $67,081. In addition, the Managing GP and its affiliates, on our behalf, incurred organizational and offering costs of $1,857,283 through August 8, 2013, of which we will not be responsible for paying any amount greater than 5% of gross offering proceeds.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

None.

Off-Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2013, our Managing GP carried out an evaluation, under the supervision and with the participation of the management of our Managing GP, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing GP’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing GP’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of conducting our business, we may be subject to certain claims, suits, and complaints filed against us.  In our Managing GP’s opinion, the outcome of such matters, if any, will not have a material impact on our financial position.  We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A.  Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2011, we were capitalized with the issuance to (i) the Managing GP of a managing general partnership interest for a purchase price of $1.00 and (ii) IIG of (1) Interest for a purchase price of $1,000. These partnership interests were purchased for investment and for the purpose of organizing us. We issued the partnership interests in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

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

10.1	Form of Participation Agreement (Incorporated by reference to Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 filed with the SEC on September 28, 2011 (File No. 333-177051)).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer.

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

August 13, 2013

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)
By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)
By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)